Form 10KSB
period 2003-03-31
BRANSON JEWELRY USA INC
filed 2004-03-09
CIK 1174733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Year Ended March 31, 2003 Commission File Number: 005-79666
                                                                ----------

                           BRANSON JEWELRY (USA), INC.
                           ---------------------------

Nevada                                                        91-2127391
(State or jurisdiction of                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             451 - 280 Nelson Street
                   Vancouver, British Columbia Canada V6B 2E2
                             Telephone: 250-869-4598
          (Address and telephone number of principal executive offices)

                                  With copy to:

                                 Stepp Law Group
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                      Tel: (949)660-9700 Fax:(949)660-9010
                               (Agent for Service)

Securities Registered under Section 12(b) of the Exchange Act:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]        No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]        No [ ]

The issuer's revenues for its most recent fiscal year were: $0

As of March 31, 2003 the registrant had 21,387,500 shares of common stock, $.001 par value, issued and outstanding. In June, 2003, 10,000,000 common shares were cancelled and returned to treasury by way of consent of those shareholders. As at February 25, 2004, 11,387,500 shares are issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ]        No [X]

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS
                                -----------------


PART I........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................6
   ITEM 3.  LEGAL PROCEEDINGS.................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............7

PART II.......................................................................7

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS........................................................7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
   OPERATIONS AND FINANCIAL CONDITION.........................................7
   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................10
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE.......................................21
   ITEM 8A. CONTROLS AND PROCEDURES..........................................21

PART III.....................................................................22

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................22
   ITEM 10. EXECUTIVE COMPENSATION...........................................23
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT................................................................24
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................24
   ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
   ON FORM 8-K...............................................................25

EXHIBIT 31.1  CERTIFICATIONS.................................................26

EXHIBIT 32.1  CERTIFICATIONS.................................................27




























--------------------------------------------------------------------------------
Form 10KSB                       Table of Contents                       Page i

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


PART I
------

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General
-------

Branson Jewelry (USA), Inc. was incorporated on January 17, 2001 in the state of Nevada. Since inception, we have commenced operations by purchasing an existing electronic website (www.denmans.com) for the purpose of retailing jewelry and
                    ---------------
jewelry related products to the public in established markets under the URL - www.bransonsjewelry.com.
-----------------------

Corporate Background
--------------------
Branson Jewelry (USA), Inc. ("Branson" or the "Company") is a United States publicly reporting company and has its head office in Kelowna, British Columbia.

On April 1, 2001, we entered into a loan facility agreement wherein we were given access to the sum of $100,000 to be drawn upon and paid back at our discretion, with interest accruing on all unpaid amounts at the rate of 8% per annum.

On or about May 1, 2001, our Board of Directors authorized us to proceed with the purchase of the website from Denmans Jewelry (USA) Inc, which website was transformed into our functioning platform for the purposes of retailing jewelry and jewelry related products via the Internet under our URL www.bransonsjewelry.com. Said purchase and sale was completed on June 17, 2001.

We currently employ one full time person who is responsible for our business activities.

We intend to establish ourselves as an on-line retailer of jewelry, watches and loose diamonds. Our mission is to combine the advantages of online commerce with a superior customer focus in order to be the authoritative source for jewelry and jewelry related products.

Our online store offers a broad selection, informative content, easy to use navigation and search capabilities, a high level of customer service, competitive pricing and personalized merchandising and recommendations. With the intention to make available up to 100,000 items, excluding loose diamonds and gemstones, we provide a selection of readily available products that is 20 to 50 times that of a typical, store-based, jewelry products retailer. The store is open 24 hours a day, seven days a week and offers its customers convenient and timely product fulfillment, including an overnight delivery option.

The use of the Internet for commercial transactions is at an early stage of development and is rapidly growing. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced services and products are subject to a high level of uncertainty. Global commerce and the online exchange of information on the Internet and other similar open wide area networks are new and evolving and the Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, failure to develop enabling technology or complementary services and products and adopt protocols and standards on a timely basis, inadequate commercial support or concerns over fraud and privacy and confidentiality issues.

In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet may lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also may result in slower response times and adversely affect usage of the Internet generally.




--------------------------------------------------------------------------------
Form 10KSB                                                               Page 1

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


The success of our electronic commerce services will depend in large part on the widespread adoption of the Internet for commercial transactions. The development of the Internet for commercial transactions will also depend on acceptance of certain technology, including electronic commerce by credit card processors and financial institutions.

We have implemented a broad array of expandable site management, search, customer interaction and distribution services systems that can be used to display products, process customer orders and payments. These services and systems use a combination of commercially available, licensed technologies, which have been customized and integrated to provide the platform for the online store. The Website was purchased from Denmans Jewelry (Canada), Inc., a Nevada corporation. The purchased Website underwent some modifications that included, among other things, changes to the name and contact information and general updating. The Website is currently being hosted by a third party hosting service on a month-to-month basis. We believe that the software has the capacity to facilitate every aspect of our plans in respect of the store, including order taking, confirmation of orders, organizing, placing and managing orders with suppliers, managing shipment of products to customers, credit card processing, order fulfillment, distribution, data collection, accounting and the provision of information of users.

We have identified a number of jewelry manufacturers and wholesalers in the "Jewelry District", located in Los Angeles, California in order to access an extensive list of suppliers of jewelry and jewelry related products. Introductions to suppliers in this district were made by former Denmans Jewelry
(USA) Inc. management and employees. We intend to develop relationships with as many of these entities as possible such that we may access their respective inventories on a "Just-in-Time" inventory basis that is expected to allow us to maximize product offerings and the related efficiencies of the Internet. Although we do not expect to enter into any type of agreements with these suppliers, we have been able to have them agree to supply us product on a piece by piece basis once the order has been placed through the Website by our customers. In this way, we do not need to carry inventory. We only need to display the inventory on the website. When a customer chooses a product from the website, we call on the supplier to send us the piece. Wholesale prices for each item are set by the supplier and we mark the item up accordingly before displaying it on the website. All shipping costs between the supplier and us will be paid by us and all shipping from us to the customer is expected to be paid by the customer. We expect to maintain price discretion and inventory risk if the item is returned by the consumer. We will also be responsible for the collection of all accounts receivable from consumers.

We intend to rely on third-party carriers, such as the United States Postal Service, UPS and Federal Express, for product shipments, including shipments to and from suppliers. We are, therefore, subject to the risks, including employee strikes and delays due to inclement weather, associated with these carriers' ability to provide delivery services to meet our shipping needs. Any failures in the delivery of product may result in customer dissatisfaction and loss of revenues, and potentially may damage our ability to operate.

We believe that our ability to attract customers, facilitate broad market acceptance of our products and enhance sales and marketing capabilities depends on our ability to develop and maintain strategic relationships with search engines, portals, distributors, suppliers, manufacturers, designers and wholesalers. If we are unable to develop or maintain these key relationships, we may not be able to attract and retain customers to our website and we may not be able to supply product requested by customers. In either of these situations, our revenues will be negatively affected, our ability to continue will be reduced, if not eliminated, and investors may lose some or all of their investment.

The online market for jewelry and jewelry related products is in its infancy. The market is significantly less developed than the online market for books, auctions, music, software and numerous other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online market for jewelry products may be significantly less than the online market for other products. Our rate of revenue growth may therefore be significantly less than other online merchants. As such, we may not be able to generate profits at anticipated levels or at all.

We greatly depend on our "Christmas selling season" for our success. The success of our Christmas season depends on many factors beyond our control, including general economic conditions and industry competition. Sales during the Christmas selling season typically account for approximately 50% of net sales and almost all of annual earnings. If we do not have success during the Christmas season, it will have an adverse material effect on our annual sales, which effect could



--------------------------------------------------------------------------------
Form 10KSB                                                               Page 2

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


impair our ability to fund operations into the next calendar year and investors may lose some or all of their investment.

Products and Services
---------------------

By combining expertise in jewelry and jewelry related products and a commitment to excellent customer service with the benefits of Internet retailing, we deliver a unique shopping experience to consumers. Our initial focus is on authentic fine jewelry, watches, loose diamonds and gemstones. We anticipate being able to carry approximately 100,000 jewelry items on our website www.bransonsjewelry.com. We believe that jewelry is well suited for online
-----------------------
commerce given the increased commoditization of jewelry components, generally high average sales prices and, in light of our inventory-less business model, low average distribution and shipping costs. We intend to add several categories and features to the website which are anticipated to increase the "stickiness" of the website or the amount of time a consumers spends on the website. Luxury For Less (designer replicas), Expert Advice (facts and information about gold, diamonds, care, cleaning, how to buy a diamond, etc), Fashion Report (spotting trends and styles) inFOCUS (small info-boxes with facts about styles or jewelry) are all being designed to entice the consumer to stay longer or return for more information regarding specific items of jewelry.

We do not carry inventory and, through potential agreements with suppliers hope to be able to source product purchased by consumers on an order-by-order basis. This 'just-in-time' supply formula enables us to realize considerable cost savings in our operations while at the same time offer efficiency of service. The formula eliminates the burden and costs associated with constant communication with suppliers while waiting for inventory. Expeditious deliveries direct from suppliers increase the profit per item which we can pass on to the consumer in the form of significantly lower prices. Streamlining the control over the product line while eliminating the need for inventory enables us to move more quickly and capture a larger portion of market share than brick-and-mortar establishments in the event of fast moving trends or styles.

The marketing arm of DeBeers Consolidated Mines, Ltd., the Central Selling Organization ("CSO"), possesses considerable influence over the world supply and price of diamonds, supplying approximately 80% of the world's demand for rough diamonds over the past several years. The continued availability of diamonds to our suppliers is materially dependent on the political and economic situation in South Africa. While several other countries also supply diamonds, we cannot predict with certainty the effect on the overall supply or price of diamonds in the event of an interruption of diamond supply from South Africa or CSO. If there is a supply interruption, we may not be able to fill orders that we receive for these products. We expect to be subject to other supply risks, including fluctuations in the prices of precious gems and metals. Presently, we do not engage in any activities to hedge against possible fluctuations in the prices of precious gems and metals. However, if fluctuations in these prices are unusually large or rapid and result in prolonged higher or lower prices, we cannot assure that the necessary retail price adjustments can be made quickly enough to prevent us from selling product below its actual cost to us which would result in losses or we may not reduce our prices fast enough to remain competitive in this market, thereby reducing our sales.

Jewelry purchases are discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions that affect disposable consumer income such as: employment; wages and salaries; business conditions; interest rates; availability of credit; and taxation for the economy as a whole and in regional and local markets where we operate. There can be no assurance that consumer spending will not be adversely affected by general economic conditions and negatively impact our results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse affect on our net sales and profitability. Furthermore, any downturn in general or local economic conditions in the markets in which we operate could materially adversely affect our collection of outstanding customer accounts receivables.

We intend to be dependant on a limited number of third-party suppliers for the products we will require to meet consumer demands, and if we fail to develop or maintain relationships with these or other vendors, the products required may cease to be available or may be available only at higher cost or after a long delay. We do not intend to have long-term contracts with any suppliers. We may not be able to procure sufficient quantities of our products on acceptable commercial terms in the future. Any failures in this area may adversely affect our ability to obtain supplies of product which may cause our ability to produce revenues to decrease or cease.

--------------------------------------------------------------------------------
Form 10KSB                                                               Page 3

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Regulatory Issues
-----------------

As Internet use gains popularity, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of online commerce may prompt calls for more stringent consumer protection legislation to limit the uses of personal user information gathered online and may require online services to establish privacy policies. The Federal Trade Commission ("FTC") has also initiated action on more than one occasion against online services regarding the manner in which personal information is collected from users and provided to third parties. We do not contemplate providing personal information regarding our customers to third parties. However, the adoption of additional consumer protection laws could create uncertainty in Internet usage and reduce the demand for our services.

Our business practices are subject to review in the ordinary course of business by the FTC. We operate in material compliance with all applicable state and federal regulations. However, there can be no assurance that a failure to comply with applicable regulations will not have a material adverse effect on us. A substantial amount of merchandise in the retail jewelry industry is commonly sold at a discount to the "regular" or "original" price. The State of Washington, in which we intend to operate, has regulations which require that the retailers offering merchandise at discounted prices must offer the merchandise at the regular or original prices for stated periods of time. We intend to operate in compliance with all such applicable laws.

In addition, the FTC sets out guidelines in respect of various disclosures required of retailers selling jewelry, gemstones and jewelry related products. These disclosure requirements primarily deal with what representations may be made verbally or in writing in respect of various aspects of the qualities of the specific piece of jewelry and/or its components, including, precious metal content, gemstone make-up and whether any enhancements have been made to a gemstone, to name just a few. We intend to strictly adhere to the FTC's guidelines in these regards.

We are uncertain how our business may be affected by the application of existing laws governing such issues as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, these laws do not directly address or contemplate the unique issues of the Internet and related technologies. Changes in laws that are intended to address these issues could create uncertainty in the Internet market place. This uncertainty could reduce demand for our services or our costs of doing business may increase as a result of litigation costs or increased service delivery costs.

In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in that state or foreign country. We intend to qualify to do business in Los Angeles, California, Seattle, Washington and British Columbia, Canada. Our failure to qualify in a jurisdiction where we are required to do so could subject us to taxes and/or penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to us could have a material adverse effect on our results of operations and our financial condition.

Websites typically place "cookies" on a user's hard drive without the user's knowledge or consent, which cookies are small electronic files which enable the website to track that user's subsequent presence on the website. Although some companies refuse to use cookies, we use them for a variety of reasons, including the collection of data derived from the user's Internet activity. We use this data to better target sales and marketing efforts to our current and prospective customer base. Accordingly, any reduction or limitation in the use of cookies may limit the effectiveness of our sales and marketing efforts. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. For example, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries. In addition, the FTC and several states have investigated the use by certain Internet companies of personal information. We may incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

--------------------------------------------------------------------------------
Form 10KSB                                                               Page 4

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. In particular, many government agencies and consumers are focused on the privacy and security of medical and pharmaceutical records. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Internet stores such as ours. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online.

In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we propose to do business, which may result in additional expenses. We may need to hire additional personnel to monitor compliance with applicable laws. We may also need to modify our software to further protect our customers' personal information.

We do not collect sales or other similar taxes in respect of goods sold through our website other than to customers residing in Washington. Nonetheless, one or more state or federal governments may seek to impose sales tax collection obligations on companies that engage in or facilitate online commerce, and a number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, may substantially impair the growth of electronic commerce, and may adversely affect our opportunity to derive financial benefit from such activities and might require us to modify our system at considerable expense to us. A successful assertion by one or more states or the federal government that we should collect further sales or other taxes on the sales of products through our website may increase our expenses, decrease our competitiveness and decrease our profitability.

Subsidiaries
------------

The Company does not currently own any subsidiaries.

Competition
-----------

Our success will significantly depend on our ability to design, develop, test and support, on a timely basis, new products and enhancements that meet changing customer needs and respond to technological changes and evolving industry standards. The markets for these technologies for the Internet are characterized by rapid and significant technological changes in the computer, software and telecommunications industries, as well as rapid changes in consumer preferences. Also, we may experience difficulties that may delay or prevent the successful development, introduction and marketing of new products and enhancements. New products and enhancements may not be introduced in a timely fashion and may not adequately meet the requirements of the marketplace or achieve market acceptance. If we experience material delays in introducing new services, products and enhancements, customers may forego the use of our services and use those of competitors'.

There are several other retailers of jewelry and jewelry related products currently accessible through computer networks all competing for consumers' monthly jewelry related dollars. We also compete with many other traditional, store-based retailers of jewelry. We cannot predict how these competing industries may grow or to what extent such growth may decrease revenue. We believe that the principal competitive factors in the online jewelry market are brand recognition, selection, variety of value-added services, ease of use, site content, quality of service, technical expertise, product exclusives and price. Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. We are aware that certain competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to Website and systems development than us. Increased competition may result in reduced operating margins and loss of market share.

The significant growth and expansion of our business coupled with the rapid evolution of the markets, have placed, and are expected to continue to place, a significant strain on our management and operational resources and to increase demands on our internal systems, procedures and controls. Our future operating results will depend on our ability to develop and manage further growth, hire and retain significant numbers of qualified employees, accurately forecast revenue and control expenses. A decline in the growth rate of revenue without a


--------------------------------------------------------------------------------
Form 10KSB                                                               Page 5

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


corresponding and timely slowdown in expense growth or our inability to manage future growth efficiently may deplete our resources and our shareholders may lose all or substantially all of their invested capital.

We believe that success depends on increased use of the Internet as an advertising medium. We expect that we will derive a substantial amount of our revenue from advertising and sponsorships. The Internet advertising market is new and rapidly evolving such that we are unable to predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions are uncertain. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. The market for Internet advertising may not continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than expected, then our ability to generate revenue would be materially adversely affected.

We believe that we must achieve some sales and market share to become profitable. Accordingly, we intend to spend significant amounts on an aggressive brand-enhancement strategy, which includes advertising, promotional programs and public relations activities. Our brand promotion efforts may not be successful or may not sufficiently increase our revenue to cover our advertising and promotional expenses.

We intend to operate in a highly competitive Internet retail jewelry market. Numerous other companies, including publicly and privately held internet websites, independent stores and small retail chains, department stores, catalog showrooms, direct mail suppliers and television home shopping networks, compete against us on both national and regional levels. Certain of our competitors are much larger than us and have greater financial resources. If we are unable to successfully compete in this market, we may be forced to cease operations and our investors may lose all of their investment.

Research and Development
------------------------

During fiscal 2003 the Company invested approximately $0 in research and development related to new products and services.

Forward-Looking Statements
--------------------------

Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations,
(ii) the Company's business and growth strategies, (iii) the wireless Internet and mobile commerce and (iv) the Company's financing plans.

Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

Leasehold
---------

The Company's corporate office is maintained on a monthly rental basis. The Company is not presently involved in any leasehold agreements.





--------------------------------------------------------------------------------
Form 10KSB                                                               Page 6

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Equipment
---------

The Company has invested $9,900 in computer equipment to support its website. As at March 31, 2003, $3,300 depreciation has been recorded. The Company does not presently have any other material investments in equipment.

Intangible Asset
----------------

By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter.


PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

As at year end, Branson Jewelry (USA), Inc. is not yet quoted for trading on any public market and therefore there is no price or volume data to report.

On February 25, 2004, the Company had 25 registered shareholders owning 11,387,500 shares.

Branson has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

There is currently no active trading market for our common shares, and as such a market may not develop or be sustained. Therefore, it may be difficult to sell the shares or if sold, it may adversely affect the market price for such shares.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
--------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS - FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002
-----------------------------------------------------------------------------

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.

Our business, financial condition and results of operations would be seriously harmed if use of the Internet and other online services does not continue to increase or increases more slowly than expected; the infrastructure for the Internet and other online services does not effectively support expansion that may occur; the Internet and other online services do not become a viable commercial marketplace; or traffic to the websites decreases or fails to increase as expected or if we spend more than was expected to attract visitors to our website.

RESULTS OF OPERATIONS
---------------------
The Company is in its development phase and has not yet begun to sell products or services. As such, the Company's sales were $nil during the fiscal year ended March 31, 2003 compared to $nil and $nil for the same period last year.



--------------------------------------------------------------------------------
Form 10KSB                                                               Page 7

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Revenue and Gross Profits
-------------------------

The Company did not earn revenues for the fiscal year ended March 31, 2003 and as such did not generate gross profits. This compares to revenues and gross profits of $nil and $nil for the comparative period to March 31, 2002.

We have little operating history. Since incorporation, we have expended resources only on infrastructure, acquiring a functioning website, reworking the website to conform to our intentions, hiring of personnel and startup costs. As a result, losses were incurred since incorporation and we expect to experience operating losses and negative cash flow for the near future. We anticipate losses will continue to increase from current levels because we expect to incur additional costs and expenses related to: brand development, marketing and other promotional activities; the addition of customer service personnel; the continued development of www.bransonsjewelry.com and the expansion of service
                         -----------------------
offerings and website content.

Our business is speculative and dependent on consumer acceptance of purchasing jewelry over the Internet and the effectiveness of our marketing program. Our only asset at this time is the website. We may never be successful or profitable. We may never earn significant revenue.

Future revenue substantially depends upon the increased acceptance and use of the Internet and other online services as a medium of commerce. Rapid growth in the use of the Internet and other online services is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt or continue to use, the Internet and other online services as a medium of commerce and entertainment. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products.

A substantial portion of our revenue from jewelry sales is intended to be derived from credit card transactions. Furthermore, our business model relies substantially on credit card transactions for its viability. Therefore, consumer concerns regarding the security of transactions conducted on the Internet and users' privacy may inhibit the growth of use of our websites. To transmit confidential information securely, such as customer credit card numbers, we rely on encryption and authentication technology that is licensed from third parties. We cannot predict whether it will experience compromises or breaches of the technologies it uses to protect customer transaction data. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against security breaches or alleviate problems caused by any such breaches. Notwithstanding, such breaches may occur. Any penetration of our network security or misappropriation of users' personal or credit card information may subject us to liability. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Claims also may be based on other misuse of personal information, including use for unauthorized marketing purposes. These claims may result in costly litigation. In such event, we may not have adequate resources and our shareholders may lose all or substantially all of their invested capital.

Under current credit card practices, merchants are liable for fraudulent credit card transactions where, as is the case with the transactions processed by us, the merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions may result in increased operating costs, as well as claims, litigation and other potential liability.

Operating Expenses
------------------

Operating expenses were $190,409 for fiscal year ended 2003 compared with $55,412 for the comparative period ending March 31, 2002. In fiscal year ended 2003, the Company's primary operational expense was $150,000 for Director Fees. This compares with $nil for the period ended March 31, 2002. The other major expense categories were Administrative Expenses of $12,000 and Professional Fees of $9,447, compared with $27,000 and $5,145 for the previous year's period.

Other Income (Expense) and Income Taxes
---------------------------------------

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.




--------------------------------------------------------------------------------
Form 10KSB                                                               Page 8

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Net Loss
--------

The Company did not earn revenues in fiscal 2003 or 2002 and incurred a net loss in fiscal 2003 of $190,069 compared with $55,412 for the comparative period to March 31, 2002.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003, the Company had a cash balance of $393 compared to a cash balance of $7,645 at March 31, 2002. The working capital deficit at March 31, 2003 increased from $40,412 on March 31, 2002 to $65,431.

At March 31, 2003, the Company had a working capital deficiency of $65,431. There can be no assurance that the Company will be successful in finding a sufficient amount of investment capital or in internally generating a sufficient amount of funds to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

Since inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. We expect to require working capital to fund our operations. We cannot be certain that additional financing will be available on favorable terms when required, or at all. If we are unable to raise sufficient capital, or are unable to repay the debt, then we may cease operations, become insolvent, declare bankruptcy or be otherwise wound up, all of which may result in the loss of all or substantially all of the investment capital of the shareholders. If we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of the Common Stock and those stockholders may experience additional dilution.

Corporate Developments during the Year
--------------------------------------

On or about March 20, 2003, the ownership in Uplands Trading, Inc. which is the holder of 10,000,000 common shares of the Company was transferred from Raymond
J. Demman to Donald Kevan Attwood.

In March, 2003, each of Mr. Donald Currie, Mr. Steve Burwell, Mr. Michael Sikich and Ms. Pamela Starek were issued 2,500,000 of our common shares. Mr. Currie was issued said shares in consideration of a promissory note payable to the Company in the amount of $50,000. Each of Mr. Sikich, Mr. Burwell and Ms. Starek were issued common shares in consideration of services rendered to the Company since its inception.

Events subsequent to year end:
------------------------------

On June 15, 2003, Raymond Demman, Pamela Starek, Steve Burwell and Michael Sikich resigned from all positions held by them with the Company and Mr. Attwood was appointed to the positions of Chair of the Board, President, Secretary, Treasurer, Chief Executive Officer, Principle Financial Officer, Principal Accounting Officer and Chair of the Audit Committee. Upon this transition, the Company accepted the surrender for cancellation and return to treasury of the 7,500,000 of our common shares issued to Mr. Burwell, Mr. Sikich and Ms. Starek in March 2003 as it was considered to be in the best interests of the Company to keep the number of shares issued and outstanding to a minimum and because of the resignations. In addition, in consideration of extinguishing the debt due the Company by Mr. Donald Currie as evidenced by the promissory note, the Company accepted for surrender, cancellation and return to treasury, the 2,500,000 common shares issued to Mr. Currie in March 2003.














--------------------------------------------------------------------------------
Form 10KSB                                                               Page 9

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------



                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                              --------------------


                             MARCH 31, 2003 AND 2002
                            (Stated in U.S. Dollars)







































--------------------------------------------------------------------------------
Form 10KSB                                                               Page 10

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                                                           M O R G A N
                                                          &
                                                           C O M P A N Y
                                                           CHARTERED ACCOUNTANTS


AUDITORS' REPORT
----------------

To the Shareholders and Directors
Branson Jewelry (USA) Inc.
(A development stage company)


We have audited the balance sheets of Branson Jewelry (USA) Inc. (a development stage company) as at March 31, 2003 and 2002, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended March 31, 2003 and 2002, and for the period from date of inception, January 16, 2001, to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2003 and 2002, and the results of its operations and cash flows for the years ended March 31, 2003 and 2002, and for the period from date of inception, January 16, 2001, to March 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1(c). These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.                                               "Morgan & Company"


June 27, 2003                                              Chartered Accountants




Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075             [LOGO]      Suite 1488 - 700 West Georgia Street
www.morgan-cas.com               ACPA                   Vancouver, B.C.  V7Y 1A1
                            INTERNATIONAL


--------------------------------------------------------------------------------
Form 10KSB                                                               Page 11

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------



                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


-------------------------------------------------------------------------------------------------
                                                                    MARCH 31
                                                                      2003              2002
-------------------------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                          $         393     $       7,645
   Accrued interest receivable                                             340                 -
                                                                 --------------------------------
                                                                           733             7,645
Capital Assets (Note 3)                                                  6,600             9,900
Intangible Asset (Note 4)                                                  100               100

                                                                 $       7,433     $      17,645
-------------------------------------------------------------------------------------------------

LIABILITIES
Current
   Accounts payable                                              $      23,164     $       5,057
   Loan payable (Note 6)                                                43,000            43,000
                                                                 --------------------------------
                                                                        66,164            48,057
                                                                 --------------------------------

SHARE CAPITAL AND DEFICIT

Share Capital
   Authorized
   25,000,000 common shares, par value $0.001 per share

   Issued and outstanding
     21,387,500 common shares at March 31, 2003 and
     11,387,500 at March 31, 2002                                       21,387            11,387

   Additional paid-in capital                                          216,363            26,363

   Deduct:  Share subscriptions receivable
            0 common shares at March 31, 2003 and
            587,500 at March 31, 2002                                        -           (11,750)

       Note receivable (Note 8)
              2,500,000 common shares at March 31, 2003 and
              0 at March 31, 2002                                      (50,000)                -

Deficit Accumulated During The Development Stage                      (246,481)          (56,412)
                                                                       (58,731)          (30,412)

                                                                 $       7,433     $      17,645
-------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------
Form 10KSB                                                               Page 12

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------



                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS AND DEFICIT
                            (Stated in U.S. Dollars)



--------------------------------------------------------------------------------------------------
                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                                                     JANUARY 16
                                                      YEARS ENDED                     2001 TO
                                                        MARCH 31                      MARCH 31
                                                2003                2002                2003
--------------------------------------------------------------------------------------------------

Interest Income                           $           340     $             -     $           340
                                          --------------------------------------------------------

Expenses
Administrative services                            12,000              27,000              40,000
Depreciation                                        3,300                   -               3,300
Website maintenance                                 3,482               7,694              11,176
Interest and bank charges                           3,529               8,205              11,734
Director fees                                     150,000                   -             150,000
Transfer fees                                       3,394                 445               3,839
Professional fees                                   9,447               5,145              14,592
Office and sundry                                   5,257               6,923              12,180
                                          --------------------------------------------------------
                                                  190,409              55,412             246,821
                                          --------------------------------------------------------

Net Loss For The Year                            (190,069)            (55,412)           (246,481)

Deficit, Beginning Of Year                        (56,412)             (1,000)                  -
                                          --------------------------------------------------------

Deficit, End Of Year                      $      (246,481)    $       (56,412)    $      (246,481)
==================================================================================================


Net Loss Per Share, Basic and diluted     $         (0.02)    $         (0.02)
==================================================================================================


Weighted Average Number Of Common
 Shares Outstanding                            12,099,829           2,915,404
==================================================================================================















--------------------------------------------------------------------------------
Form 10KSB                                                               Page 13

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------



                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)



-----------------------------------------------------------------------------------------------------
                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                        JANUARY 16
                                                         YEARS ENDED                     2001 TO
                                                           MARCH 31                      MARCH 31
                                                   2003                2002                2003
-----------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
   Net loss for the year                     $      (190,069)    $       (55,412)    $      (246,481)

Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Depreciation                                      3,300                   -               3,300
     Stock issued for other than cash                150,000              10,000             160,000
     Accounts payable                                 18,107               4,057              23,164
     Accrued interest receivable                        (340)                  -                (340)
                                             --------------------------------------------------------
                                                     (19,002)            (41,355)            (60,357)
                                             --------------------------------------------------------

Cash Flows From Financing Activities
   Loan payable                                            -              43,000              43,000
   Issue of common shares for cash                         -              27,750              27,750
   Share subscriptions receivable                     11,750             (11,750)                  -
                                             --------------------------------------------------------
                                                      11,750              59,000              70,750
                                             --------------------------------------------------------
Cash Flows From Investing Activities
   Purchase of computer equipment                          -              (9,900)             (9,900)
   Purchase of intangible asset                            -                (100)               (100)
                                             --------------------------------------------------------
                                                           -             (10,000)            (10,000)
                                             --------------------------------------------------------
Increase (Decrease) In Cash                           (7,252)              7,645                 393

Cash, Beginning Of Year                                7,645                   -                   -
                                             --------------------------------------------------------

Cash, End Of Year                            $           393     $         7,645     $           393


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

On December 15, 2001, the Company issued 10,000,000 common shares, as an inducement fee, having a fair value of $10,000.

On March 3, 2003, the Company issued 7,500,000 common shares, as directors fees, having a fair value of $150,000.

On March 11, 2003, the Company issued 2,500,000 common shares in consideration of a note receivable in the amount of $50,000.






--------------------------------------------------------------------------------
Form 10KSB                                                               Page 14

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------



                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                 MARCH 31, 2003
                            (Stated in U.S. Dollars)



                                         NUMBER                    ADDITIONAL      SHARE
                                           OF                       PAID-IN    SUBSCRIPTIONS      NOTE
                                         SHARES        AMOUNT       CAPITAL      RECEIVABLE    RECEIVABLE    DEFICIT       TOTAL
                                      ----------------------------------------------------------------------------------------------

Net loss for the period                         -   $         -   $         -   $         -   $         -   $   (1,000) $    (1,000)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2001                         -             -             -             -             -       (1,000)      (1,000)

Shares issued for services (July 17,
  2001)                                 5,000,000         5,000             -             -             -            -        5,000
Repurchase of issued shares
  (December 15, 2001)                  (5,000,000)       (5,000)            -             -             -            -       (5,000)
Shares issued for inducement fee
  (December 15, 2001)                  10,000,000        10,000             -             -             -            -       10,000
Shares issued for cash (March 28,
  2002)                                 1,387,500         1,387        26,363       (11,750)            -            -       16,000
Net loss for the year                           -             -             -             -             -      (55,412)     (55,412)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2002                11,387,500        11,387        26,363       (11,750)            -      (56,412)     (30,412)

Share subscriptions received                    -             -             -        11,750             -            -       11,750
Shares issued for director's fee
  (March 3, 2003)                       7,500,000         7,500       142,500             -             -            -      150,000
Shares issued for note receivable
  (March 11, 2003)                      2,500,000         2,500        47,500             -       (50,000)           -            -
Net loss for the year                           -             -             -             -             -     (190,069)    (190,069)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2003                21,387,500   $    21,387   $   216,363   $         -   $   (50,000)  $ (246,481) $   (58,731)
                                      ==============================================================================================





--------------------------------------------------------------------------------
Form 10KSB                                                               Page 15

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS
-------------------------

     a)   Organization

          The Company was incorporated in the state of Nevada, U.S.A., on January 17, 2001.

     b)   Development Stage Activities

          The Company intends to sell jewelry over the internet. Our website is being updated and we are negotiating with a third party to increase the traffic visiting our website. We are also arranging for the establishment of credit card facilities enabling customers to pay on-line for jewelry purchases. As at March 31, 2003, we have not commenced operations.

     c)   Going Concern

          The Company will need additional working capital to be successful in its planned activity and to service its current debt for the coming year and, therefore, continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to accomplish its objective. Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through private placements and long term debt financing. For shorter term cash flow requirements, the Company intends to draw down the balance of its available loan facility. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

          The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

          The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:








--------------------------------------------------------------------------------
Form 10KSB                                                               Page 16

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                           BRANSON JEWELRY (USA) INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

     a)   Development Stage Company

          The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     b)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     c)   Capital Assets

          Capital assets comprise computer equipment which is recorded at cost, and will be depreciated over the estimated useful life of three years.

     d)   Intangible Asset

          Intangible asset, which consists of the right to use the domain name "www.denmans.com", is recorded at cost, and will be amortized over the estimated useful life of three years.

     e)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all if a deferred tax asset will not be realized, a valuation allowance is recognized.








--------------------------------------------------------------------------------
Form 10KSB                                                               Page 17

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                           BRANSON JEWELRY (USA) INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001
                            (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

     f)   Stock Based Compensation

          The Company measures compensation cost for stock based compensation using the intrinsic value method of accounting as prescribed by A.P.B. Opinion No. 25 - "Accounting for Stock Issued to Employees". The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation", which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

     g)   Financial Instruments

          The Company's financial instruments consist of cash, accounts payable and loan payable.

          Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

     h)   Net Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at March 31, 2003, the Company has no potentially issuable capital stock.

     i)   Revenue Recognition

          The Company will conduct all its sales transactions over the internet. Revenue from online sales will be recognized after delivery of goods and the collection of cash. Cash collections in advance of delivery will be recorded as deferred revenue and recognized as revenue at the time of delivery. Amounts billed to customers for shipping and handling fees will be recognized as revenue upon collection of cash. Costs related to shipping and handling are included in cost of sales.






--------------------------------------------------------------------------------
Form 10KSB                                                               Page 18

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                           BRANSON JEWELRY (USA) INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



3.   CAPITAL ASSETS
-------------------

                                                  ACCUMULATED         NET BOOK
                                  COST           DEPRECIATION          VALUE
                              --------------------------------------------------

     Computer equipment       $    9,900          $    3,300          $  6,600
                              ==================================================


4.   INTANGIBLE ASSET
---------------------

     By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


5.   LOAN PAYABLE
-----------------

     On April 1, 2001, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a company controlled by a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. As at March 31, 2003, $43,000 has been advanced to the Company. The remaining funds may be drawn as required. The loan facility is available for an unspecified term.

     As at March 31, 2003, the Company is in compliance with all terms and covenants of the agreement.


6.   SHARE CAPITAL
------------------

     On July 17, 2001, the Company issued 5,000,000 common shares to a director of the Company for services having a fair value of $5,000. On December 15, 2001, the Company repurchased the shares issued to a director on July 17, 2001 for proceeds of $5,000. On December 15, 2001, the Company issued 10,000,000 common shares to a non-related person as an inducement to join the Company. The shares were issued at a fair value of $10,000. On March 3, 2003, the Company issued 7,500,000 common shares to three directors of the Company as a directors' fee. The shares were issued at a fair value of $150,000.











--------------------------------------------------------------------------------
Form 10KSB                                                               Page 19

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                           BRANSON JEWELRY (USA) INC.

                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                             MARCH 31, 2003 AND 2002
                            (Stated in U.S. Dollars)



7.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the year ended March 31, 2003, the Company paid $12,000 in cash (2002 - $12,000) and issued 12,500,000 common shares, having a fair value of $155,000, to officers and directors for administrative services and directors' fees.


8.   NOTE RECEIVABLE
--------------------

     During the year ended March 31, 2003, the Company issued 2,500,000 common shares to an outside party for a promissory note in the amount of $50,000, receivable on or before February 28, 2004, and accruing interest at 8% per annum.


9.   SUBSEQUENT EVENTS
----------------------

     Subsequent to March 31, 2003:

a) The 7,500,000 common shares issued to three directors as directors' fees were surrendered to the Company and cancelled.

b)   The 2,500,000 common shares issued for the promissory note described in
     Note 8 were surrendered to the Company and cancelled in consideration of the extinguishment of the note receivable.






















--------------------------------------------------------------------------------
Form 10KSB                                                               Page 20

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.


ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where significant estimates have been applied include the valuation of assets and revenue recognition. Actual results could differ from those estimates.

The methods, estimates, and judgments we use in applying our most critical accounting policies have a significant impact on the results that we report in our financial statements. The SEC considers an entity's most critical accounting policies to be those policies that are both most important to the portrayal of a company's financial condition and results of operations, and those that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain at the time of estimation. We believe the following critical accounting policies, among others, require significant judgments and estimates used in the preparation of our financial statements:

     o Property and Equipment are amortized over their estimated useful lives. The carrying values of Property and Equipment are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.

     o    Revenue is recognized at the time of billing for completed services.

Recent Accounting Pronouncements
--------------------------------

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on the Company's financial statements.

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's components of comprehensive income (loss) consist of a net loss.

In December 1999, The United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC amended SAB 101 to require companies with fiscal years beginning after December 15, 1999 to implement the provisions of SAB 101 no later than the fourth fiscal quarter. The Company adopted the provisions of SAB 101 at its inception. The Company does not believe that the adoption has any material effect on its financial statements.







--------------------------------------------------------------------------------
Form 10KSB                                                               Page 21

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The following table sets forth, as of March 31, 2003, the name, age and position of the Company's directors, executive officers and other significant employees.

Name                 Age        Title                          Term of
----                 ---        -----                          ---- --
Raymond Demman        37        President, Chief               1 Year
                                Executive Officer,
                                Chair of the Board

Pamela Starek         35        Director, Secretary,           1 Year
                                Treasurer and Principal
                                Financial Officer
Steve Burwell         34        Director                       1 Year

Michael Sikich        35        Director                       1 Year

The backgrounds of the Company's Directors, Officers and significant employees are as follows:

Raymond Demman
--------------

Mr. Demman brings marketing and business development experience to Branson. He is currently employed by the Hard Rock Hotel and Casino in Las Vegas Nevada as the Director of Casino Marketing. Mr. Demman has been employed by the Hard Rock since 1993. In his current position, Mr. Demman has gained a great deal of experience in marketing and promotional activities. On June, 2002, Mr. Demman was appointed to the positions of Directors, Secretary and Treasurer of Wrestle-Plex Sports Entertainment Group, Inc., which intends to become a sports entertainment provider, specifically in the area of professional wrestling. Wrestle-Plex is fully reporting with the Securities and Exchange Commission. Mr. Demman attended the University of Nevada in Las Vegas from 1984 to 1988, studying Business Administration and graduated from the California Coast University in 1991.

Pamela Starek
-------------

In 1994, Ms. Starek completed the Entrepreneurial Business Development program at the British Columbia Institute of Technology, Burnaby, BC. In 1984, Ms. Starek completed the General Studies Certificate from Douglas College, New Westminster, BC and studied at the University of British Columbia from 1984 to 1986. From 1995 to 1998 Ms. Starek worked at Corporate Concepts Inc., a management company as Corporate Secretary and Executive managing public companies trading on the Canadian Venture Exchange. From 1997 to 1999 Ms. Starek was partner and owner in International Canadian Model Management Corp., an international talent company. Since January 2001, Ms. Starek has held the positions of President and Director of Delta Oil & Gas, Inc., a company that is fully reporting to the SEC.

Steve Burwell, B.Ed.
--------------------

Mr. Burwell brings several years of entrepreneurial experience to this project. In particular, for a period in 1996, Mr. Burwell was employed by Nordstrom in the Jewelry industry. From October 1996 to June 1997 he worked for Blanchett & Associates. From June 1997 to August 1998 he worked for West Coast Vinyl. From August 1998 to February 2000 he worked for Life Time Exteriors. From June 1998 through 2000 he also worked for HouseQuake Productions, a company in which he was a part owner. From January 2001 to June 2001, Mr. Burwell prepared for his entrance exam to Law school. Mr. Burwell received a Bachelor's degree in Education from Seattle Pacific University in 1992. Since 2001, he has been enrolled as a full time student pursuing a Juris Doctorate degree at Seattle University, School of Law. Since January 2001, Mr. Burwell has held the positions of Secretary and Director of Delta Oil & Gas, Inc., a company that is fully reporting to the SEC.





--------------------------------------------------------------------------------
Form 10KSB                                                               Page 22

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Michael Sikich
--------------

Mr. Sikich brings vast experience to this project in the areas of marketing and sales. From 1992 to 1995, he was licensed with Town Group Realty, Vancouver, Canada with a focus on investment and syndication sales. From 1995 to 1996, Mr. Sikich was a licensed agent with Paramount Realty, North Vancouver, Canada, and was head of its Project Marketing Division. From 1996 to the present, he holds the position of President, Magnum Real Estate Corporation, which provides real estate based marketing and consulting services. From 1997 to the present, he has been a licensed agent with Sutton Centre Realty, Burnaby, BC, Canada and from 1998 to the present, he has held the position of Director of D'ovidio Sikich Project Marketing, a real estate marketing company focused on developments. Mr. Sikich received a Bachelor of Commerce degree from the University of British Columbia in 1992.

Our success is substantially dependent on the performance of our executive officers and key employees, with whom, we have no employment contracts. Given our early stage of development in e-commerce we are dependent on our ability to retain and motivate high quality personnel. Although we believe we will be able to attract, retain and motivate qualified personnel for such purposes, an inability to do so may force us to discontinue our operations or may hinder our ability to market, sell, and enhance products, thereby causing our shareholders to lose some or all of their investment.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the President & Chief Executive Officer for all services rendered to the Company in all capacities during the year ended March 31, 2003. None of the other executive officers received salary and bonus exceeding $100,000 during the year.

                                          Directors'   Stock based   Stock based      Total
  Person                 Position           Salary        fees       Inducements   Compensation
-----------------   -------------------   ----------   -----------   -----------   ------------
Raymond Demman      President, Chief       $  0.00      $  0.00         $0.00        $  0.00
                    Executive Officer
                    And Chair
Pamela Starek       Director, Secretary    $12,000      $50,000(1)      $0.00        $62,000(2)
                    Treasurer and
                    Director
Steve Burwell       Director               $  0.00      $50,000(1)      $0.00        $50,000
Michael Sikich      Director               $  0.00      $50,000(1)      $0.00        $50,000

As at March 31, 2003, we had four directors, Raymond Demman, Pamela Starek,
Steve Burwell and Michael Sikich.

(1) Each of Mr. Burwell, Mr. Sikich and Ms. Starek each received 2,500,000 of our common shares which were valued at $50,000 each for services rendered by them to the Company.
(2)  Ms. Starek receives an annual salary of $12,000.

Our officers and directors, in aggregate, beneficially own a majority of our outstanding common shares. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers and directors control us, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interests of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.








--------------------------------------------------------------------------------
Form 10KSB                                                               Page 23

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The table below sets forth information, as of March 31, 2003, with respect to beneficial ownership of the Company's Common Stock by each person known by the company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the company, by each named executive officer and each significant employee, and by all officers, directors and significant employees of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned. None of the Company's directors, executive officers or significant employees has any family relationship with any other director, executive officer or significant employee.

--------------------------------------------------------------------------------------
Title of                Name of              Amount and Nature           Percent of
 Class              Beneficial Owner      of Beneficial Ownership          Class
--------------------------------------------------------------------------------------
Common Shares     Donald Kevan Attwood    10,000,000 common shares(1)      46.8%
Common Shares     Steve Burwell            2,500,000 common shares         11.7%
Common Shares     Michael Sikich           2,500,000 common shares         11.7%
Common Shares     Pamela Starek            2,500,000 common shares         11.7%
Common Shares     Donald Currie            2,537,500 common shares         11.9%
======================================================================================
All Directors, Officers, Control          20,037,500 common shares         93.7%
Persons and significant employees
as a group (5) persons)
======================================================================================

Notes:
(1) Uplands Trading, Inc., of which Donald Kevan Attwood is beneficial owner, enjoys legal ownership of said securities.


CHANGES IN CONTROL
------------------

In March 2002, Raymond J. Demman sold his shares in Uplands Trading to D. Kevan Attwood. Uplands is the registered holder of 10,000,000 common shares.

Change in control subsequent to year end:
-----------------------------------------

In June 2003, Raymond Demman, Pamela Starek, Steve Burwell and Michael Sikich resigned from all positions held by them with the Company and Mr. Attwood was appointed to the positions of Chair of the Board, President, Secretary, Treasurer, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chair of the Audit Committee.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

In March, 2003, each of Mr. Donald Currie, Mr. Steve Burwell, Mr. Michael Sikich and Ms. Pamela Starek were issued 2,500,000 of our common shares. Mr. Currie was issued said shares in consideration of a promissory note payable to the Company in the amount of $50,000. Each of Mr. Sikich, Mr. Burwell and Ms. Starek were issued common shares in consideration of services rendered to the Company since its inception.

In June, 2003, Raymond Demman, Pamela Starek, Steve Burwell and Michael Sikich resigned from all positions held by them with the Company and Mr. Attwood was appointed to the positions of Chair of the Board, President, Secretary, Treasurer, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chair of the Audit Committee. Upon this transition, the Company accepted the surrender for cancellation and return to treasury of the 7,500,000 of our common shares issued to Mr. Burwell, Mr. Sikich and Ms. Starek



--------------------------------------------------------------------------------
Form 10KSB                                                               Page 24

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


in March 2003 as it was considered to be in the best interests of the Company to keep the number of shares issued and outstanding to a minimum and because of the resignations. In addition, in consideration of extinguishing the debt due the Company by Mr. Donald Currie as evidenced by the promissory note, the Company accepted for surrender, cancellation and return to treasury, the 2,500,000 common shares issued to Mr. Currie in March 2003.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

EXHIBITS
--------

(a)  Audited Financial Statements (included in Part II of this Report):

     Auditor's Report

     Balance Sheet - March 31, 2003

     Statements of Operations and Deficit - March 31, 2003

     Statements of Cash Flows - March 31, 2003

     Statement of Stockholders' Equity - March 31, 2003

     Notes to Financial Statements - March 31, 2003

(b)  Reports on Form 8-K

          None.

(c)  Exhibits 31.1 and 32.1 - Certifications



Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Branson Jewelry (USA), Inc.
---------------------------

By:  /s/ D. Kevan Attwood
     --------------------------
Donald Kevan Attwood
Chairman & Secretary, President
Chief Executive Officer &
Chief Financial Officer

Dated: February 25, 2004















--------------------------------------------------------------------------------
Form 10KSB                                                               Page 25