Form 10QSB
period 2003-06-30
BRANSON JEWELRY USA INC
filed 2004-04-07
CIK 1174733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003.

                           BRANSON JEWELRY (USA), INC.
                           ---------------------------

            Nevada                                               91-2127391
            ------                                               ----------
(State or jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             451 - 280 Nelson Street
                   Vancouver, British Columbia Canada V6B 2E2
                             Telephone: 250-869-4598
                             -----------------------
          (Address and telephone number of principal executive offices)

                                  With copy to:

                                 Stepp Law Group
                          32 Executive Park, Suite 105
                            Irvine, California 92614
                      Tel: (949)660-9700 Fax:(949)660-9010
                               (Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]   No [X]

As of June 30, 2003, the Registrant had 11,387,500 shares of Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION................................................1

   ITEM 1.  FINANCIAL STATEMENTS.............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   OR PLAN OF OPERATIONS....................................................10
   ITEM 3.  CONTROLS AND PROCEDURES.........................................11

PART II. OTHER INFORMATION..................................................11

   ITEM 1.  LEGAL PROCEEDINGS...............................................11
   ITEM 2.  CHANGES IN SECURITIES...........................................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12
   ITEM 5.  OTHER INFORMATION...............................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................13

SIGNATURES..................................................................13

   EXHIBIT 31.1 - CERTIFICATIONS............................................14
   EXHIBIT 32.1 - CERTIFICATIONS............................................15

































--------------------------------------------------------------------------------
Branson Jewelry (USA), Inc.            Table of Contents                Page i

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

Item 1.  FINANCIAL STATEMENTS
-----------------------------




                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2003







































--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 1

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                                 BALANCE SHEETS
                                 --------------

-----------------------------------------------------------------------------------------
                                                         June 30, 2003     March 31, 2003

-----------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                     $         179     $         393
Accrued interest receivable                                          -               340
                                                         -------------------------------
                                                                   179               733
Capital Assets (Note 3)                                          5,775             6,600
Intangible Asset (Note 4)                                          100               100
                                                         -------------------------------

                                                         $       6,054     $       7,433
=========================================================================================

LIABILITIES
Current
Accounts payable                                         $      31,579     $      23,164
Loan payable (Note 5)                                           43,000            43,000
                                                         -------------------------------
                                                                74,579            66,164
                                                         -------------------------------

SHARE CAPITAL AND DEFICIT

Share Capital
Authorized
25,000,000 common shares, par value $0.001 per share

Issued and outstanding
11,387,500 common shares at June 30, 2003 and
21,387,500 at March 31, 2003                                    11,387            21,387

Additional paid-in capital                                     176,363           216,363

Deduct:  Note receivable (Note 6)
         0 common shares at June 30, 2003 and
         2,500,000 common shares at March 31, 2003                   -            50,000

Deficit Accumulated During The Development Stage              (256,275)         (246,481)
                                                         -------------------------------
                                                               (68,525)          (58,731)
                                                         -------------------------------

                                                         $       6,054     $       7,433
=========================================================================================










    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 2

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ------------------------------------

----------------------------------------------------------------------------------------
                                                                           PERIOD FROM
                                                                            INCEPTION
                                                                            JANUARY 17
                                             THREE MONTHS ENDED              2001 TO
                                                  JUNE 30                    JUNE 30
                                           2003              2002              2003
----------------------------------------------------------------------------------------

Miscellaneous income                             53                 -                53
Interest Income                       $           -     $           -     $         340
                                      --------------------------------------------------
                                                 53                                 393
                                      --------------------------------------------------

  Expenses
     Administrative services                  3,000             3,000            43,000
     Depreciation                               825                 -             4,125
     Website maintenance                        431             1,213            11,607
     Interest and bank charges                1,511               832            13,245
     Director fees                                -                 -           150,000
     Transfer fees                               45               440             3,884
     Professional fees                        1,972               340            16,564
     Office and sundry                        1,142             1,226            13,322
     Foreign currency translation               921                 -               921
                                      --------------------------------------------------
                                              9,847             7,051           256,668
                                      --------------------------------------------------

Net Loss For The Period                      (9,794)           (7,051)         (256,275)

Deficit, Beginning Of Period               (246,481)          (56,412)                -
                                      --------------------------------------------------

Deficit, End Of Period                $    (256,275)    $     (63,463)    $    (256,275)
========================================================================================


Net Loss Per Share, Basic and diluted $       (0.01)    $       (0.01)
======================================================================


Weighted Average Number Of Common
Shares Outstanding                       19,739,148        11,387,500
======================================================================













    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 3

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

----------------------------------------------------------------------------------------------------
                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                        JANUARY 17
                                                         THREE MONTHS ENDED              2001 TO
                                                              JUNE 30                    JUNE 30
                                                       2003              2002              2003
----------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss for the period                      $      (9,794)    $      (7,051)    $    (256,275)

Adjustments To Reconcile Net Loss To Net Cash
  Used By Operating Activities
     Depreciation                                           825                 -             4,125
     Stock issued for other than cash                         -                 -           160,000
     Accounts payable                                     8,415             2,096            31,579
     Accrued interest receivable                            340                 -                 -
                                                  --------------------------------------------------
                                                           (214)           (4,955)          (60,571)
                                                  --------------------------------------------------

Cash Flows From Financing Activities
     Loan payable                                             -                 -            43,000
     Issue of common shares for cash                          -                 -            27,750
     Share subscriptions receivable                           -             1,750                 -
                                                  --------------------------------------------------
                                                              -             1,750            70,750
                                                  --------------------------------------------------

Cash Flows From Investing Activities
     Purchase of computer equipment                           -                 -            (9,900)
     Purchase of intangible asset                             -                 -              (100)
                                                  --------------------------------------------------
                                                              -                 -           (10,000)
                                                  --------------------------------------------------

Increase (Decrease) In Cash                                (214)           (3,205)              179

Cash, Beginning Of Period                                   393             7,645                 -
                                                  --------------------------------------------------

Cash, End Of Period                               $         179     $       4,440     $         179
====================================================================================================

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




    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 4

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2003
                        ---------------------------------

                                         NUMBER                    ADDITIONAL     SHARE
                                           OF                       PAID-IN    SUBSCRIPTIONS    NOTE
                                         SHARES       AMOUNT        CAPITAL     RECEIVABLE    RECEIVABLE    DEFICIT        TOTAL
                                      ----------------------------------------------------------------------------------------------

Net loss for the period                          -  $         -   $         -  $          -  $        -   $    (1,000)  $    (1,000)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2001                          -            -             -             -           -        (1,000)       (1,000)

Shares issued for services (July 17,
  2001)                                  5,000,000        5,000             -             -           -             -         5,000

Repurchase of issued shares
  (December 15, 2001)                   (5,000,000)      (5,000)            -             -           -             -        (5,000)

Shares issued for inducement fee
  (December 15, 2001)                   10,000,000       10,000             -             -           -             -        10,000

Shares issued for cash (March 28,
  2002)                                  1,387,500        1,387        26,363       (11,750)          -             -        16,000

Net loss for the year                            -            -             -             -           -       (55,412)      (55,412)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2002                 11,387,500       11,387        26,363       (11,750)          -       (56,412)      (30,412)

Share subscriptions received                     -            -             -        11,750           -             -        11,750
Shares issued for director's fee
  (March 3, 2003)                        7,500,000        7,500       142,500             -           -             -       150,000

Shares issued for note receivable
  (March 11, 2003)                       2,500,000        2,500        47,500             -     (50,000)            -             -

Net loss for the year                            -            -             -             -           -      (190,069)     (190,069)
                                      ----------------------------------------------------------------------------------------------

Balance, March 31, 2003                 21,387,500       21,387       216,363             -     (50,000)     (246,481)      (58,731)

Cancellation of shares issued for
  directors' fees (June 15, 2003)       (7,500,000)      (7,500)        7,500             -           -             -             -

Cancellation of shares issued for
  note receivable (June 15, 2003)       (2,500,000)      (2,500)      (47,500)            -      50,000             -             -

Net loss for the year                            -            -             -             -           -        (9,794)       (9,794)
                                      ----------------------------------------------------------------------------------------------

Balance, June 30, 2003                  11,387,500  $    11,387   $   176,363  $          -  $        -   $  (256,275)  $   (68,525)
                                      ==============================================================================================


    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 5

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                          -----------------------------


1.   NATURE OF OPERATIONS
-------------------------

     a)   Organization

          The Company was incorporated in the state of Nevada, U.S.A., on January 17, 2001.

     b)   Development Stage Activities

          The Company intends to sell jewelry over the Internet. Our website is being updated and we are negotiating with a third party to increase the traffic visiting our website. The website is operational and merchant account numbers have been obtained however none of the planned Internet sales operations have commenced.

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 6

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                          -----------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------

     a)   Development Stage Company

          The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish its business. None of the planned Internet sales operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

     c)   Capital Assets

          Capital assets comprise computer equipment which is recorded at cost, and is being depreciated over the estimated useful life of three years.

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

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 7

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                          -----------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------

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

     h)   Net Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at June 30, 2003, the Company has no potentially issuable capital stock.

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

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 8

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                          -----------------------------


3.   CAPITAL ASSETS
-------------------

                                                    ACCUMULATED    NET BOOK
                                          COST      DEPRECIATION     VALUE
                                      ---------------------------------------

     Computer equipment               $      9,900  $      4,125  $    5,775
                                      =======================================


4.   INTANGIBLE ASSET
---------------------

     By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


5.   LOAN PAYABLE
-----------------

     On April 1, 2001, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a company controlled by a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. As at June 30, 2003, $43,000 has been advanced to the Company. The remaining funds may be drawn as required. The loan facility is available for an unspecified term.

     As at June 30, 2003, the Company is in compliance with all terms and covenants of the agreement.


6.   SHARE CAPITAL
------------------

     On July 17, 2001, the Company issued 5,000,000 common shares to a director of the Company for services having a fair value of $5,000. On December 15, 2001, the Company repurchased the shares issued to a director on July 17, 2001 for proceeds of $5,000. On December 15, 2001, the Company issued 10,000,000 common shares to a non-related person as an inducement to join the Company. The shares were issued at a fair value of $10,000. On March 3, 2003, the Company issued 7,500,000 common shares to three directors of the Company as a directors' fee. The shares were issued at a fair value of $150,000. On June 15, 2003, on agreement between the Company and those three shareholders, the shares were cancelled. On March 11, 2003, the Company issued 2,500,000 common shares to an outside party for a promissory note in the amount of $50,000, receivable on or before February 28, 2004, and accruing interest at 8% per annum. On June 15, 2003, those shares were cancelled in return for cancellation of the note receivable and accrued interest thereon.


7.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the three month period ended June 30, 2003, the Company accrued $3,000 due to an officer and director for administrative services. On agreement with departing directors the Company cancelled 7,500,000 shares issued to the former directors in the previous year as a directors' fee.

--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 9

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Item 2. Management's  Discussion and Analysis of Financial  Condition or Plan of
--------------------------------------------------------------------------------
Operations
----------

PLAN OF OPERATIONS
------------------

During the next twelve months, we intend to continue to make changes to the website as we deem appropriate, to continue establishing relationships and negotiating contracts with suppliers and to commence marketing the website to the general public. We have successfully established merchant accounts with a provider of the same so that we can accept customers' credit cards when they attempt to make a purchase. Since November 1, 2002, we have implemented our marketing program in order to drive customers to the website. The website is fully functional. We currently have one full time employee and our Board of Directors working on these items, as well as managing our daily administrative functions. We do not expect to increase the number of employees in the next twelve months.

In addition we expect our cash requirement for the operations of our business to be financed through our cash on hand and our operations. We have entered into a loan facility agreement whereby we are permitted to borrow up to $100,000 at any given time on seven day's notice at an interest rate of 8%. The loan facility agreement does not stipulate any set times or dates for the repayment of principal or interest. The agreement stipulates that all principle and interest owing is due and payable on demand upon 30 days written notice from the lender. Currently, we owe $43,000 on this agreement. We expect that we will be able to successfully operate for the next twelve months based on our cash on hand, the balance available on the loan facility agreement and the commencement of revenues in the near future. We estimate that, at our current level of expenses, we will require approximately $55,000 to operate without revenues for the next twelve months. Since we have access to approximately $57,000 through the loan facility agreement and some cash on hand, we feel that we have sufficient funds to operate for, at least, the next twelve months, regardless of whether revenues commence during that period. If this is not sufficient we will attempt to finance our operations through future borrowings or future sales of securities. However, we do not expect to have to raise additional funds in the next 12 months.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we are still in the development stage and will need additional working capital to become fully operational. Our deficit is $256,275 as of June 30, 2003. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources. Our discussion will focus on events that have occurred since our fiscal year end March 31, 2003.

Overview
--------

From the date of our incorporation on January 17, 2001 until June 30, 2003, we have been a development-stage company that had no revenues. Our operating activities during this period consisted primarily of completing our website and commencing our marketing plan.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Miscellaneous income consists of the gross margin on one sale to a person providing services to the company, and was not made in the normal course of operations.

Administrative services expenses consist of $1,000 per month paid to a director for performing the day to day administrative tasks for the company.

Professional fees consist of the accounting expenses to complete the annual audit and fees for legal work related to the audit, organizational matters and registration matters.

Foreign currency translation expenses consist of net losses in excess of gains on translation of accounts payable denominated in foreign currencies.


--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 10

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Results of operations
---------------------

We have incurred losses of $256,275 from the date of inception (January 17, 2001) to June 30, 2003.

We anticipate that our expenses will decline somewhat in the balance of the fiscal year ending March 31, 2004 because we do not anticipate becoming operational in this time and the bulk of the organizational costs associated with setting up the company, registering with the SEC, and developing the website have already been incurred. As of June 30, 2003, the fees for administrative services carried out to date by a former director have been terminated, but we expect we will incur some expenses to have these functions carried out by someone else.

We anticipate that we will have no income tax liability for this year and the next fiscal year because our company is just starting business and has incurred a loss to date. Once the company commences operations, there will be losses carried forward available to offset tax payable. Our financial statements do not recognize the benefit of these losses carried forward.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in the Internet retail business. We cannot assure you that we will successfully address such risks and challenges. In addition, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Liquidity and Capital Resources
-------------------------------

Since the date of our incorporation, we have raised an aggregate of $27,750 in cash through share issues and we have borrowed another $43,000 through a credit facility. We have an additional $57,000 available through the credit facility. We expect to generate the remainder of our future capital resources from the operations of the business.

At June 30, 2003 we had cash and cash equivalents of $179. We anticipate drawing on our credit facility to ensure we have the necessary cash to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.


Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) We have designed controls and procedures to ensure all material information is disclosed in our financial statements and our public reports. These controls included having competent professionals prepare our financial statements and management reviewing the financial statements with our professionals to ensure they present fairly our financial position and results of operations. We have concluded that our controls are sufficient and effective to achieve the above goal.


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings
-------------------------

There have been no legal proceedings issued against or commenced by the company.


--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 11

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Item 2. Changes in Securities
-----------------------------

The rights of the holders of our registered securities have not been modified.

On February 26, 2003, the directors resolved by Consent of the Board of Directors to vote in favour of the resolution to proceed with the issuance of 2,500,000 common shares to each Mr. Sikich, Mr. Burwell and Ms. Starek as payment to each of them for services rendered to the Company as Directors from their respective appointment dates. The compensation for each of these directors was valued at $50,000 each and as such the appropriate number of 2,500,000 shares at the cost of $0.02 per share was granted.

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


Item 3. Defaults Upon Senior Securities
---------------------------------------

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On April 4, 2003, Mr. Attwood requested a Special Shareholders Meeting to be held on or before April 18, 2003.

Mr. Attwood requested a Special Shareholders' Meeting for the purpose of holding a shareholder vote to remove each of the current members of the board of directors and to terminate all offices held by them and to appoint himself as Chairperson, President, Secretary, Treasurer, Principal Financial Officer, and Principal Accounting Officer. Mr. Attwood also requested that the board members and Mr. Currie return all shares issued per March 7th and March 11th resolutions.

On May 21, 2003, Pamela Starek, Steve Burwell, Raymond Demman, and Michael Sikich each submitted a letter of resignation from his/her position of Director of Branson Jewelry (USA), Inc.

On May 28, 2003, Pamela Starek, Steve Burwell, Raymond Demman, Michael Sikich, and Donald Currie each submitted a letter of consent to surrender and cancel and return to treasury the 2,500,000 common shares previously issued to each on March 7th for the directors and March 11th for Donald Currie.

On June 15, 2003, the Board of Directors resolved that Mr. D. Kevan Attwood be appointed as sole director and officer of Branson Jewelry (USA), Inc. until the next annual general meeting. The Board accepted the resignations of Raymond J. Demman, Steve Burwell, Michael Sikich and Pamela Starek who resigned as officers and directors of the company. Management was authorized to take the necessary steps to ensure the shares were cancelled and returned to treasury.

On June 15, 2003, the company agreed that for good and valuable consideration, the Company agreed to accept the surrender of 2,500,000 common shares held by Mr. Donald Currie and to cancel the same and return the same to treasury. Management was authorized to take the necessary steps to ensure the shares were cancelled and returned to treasury.





--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 12

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Item 5. OTHER INFORMATION
-------------------------

None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

None.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BRANSON JEWELRY (USA) INC.

Dated: April 1, 2004                     By:  /s/ D. Kevan Attwood
                                              --------------------
                                         Name:  D. Kevan Attwood
                                         Title: President, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director




































--------------------------------------------------------------------------------
FORM 10-QSB - June 30, 2003         Branson Jewelry (USA), Inc.         Page 13