Form 10QSB
period 2003-09-30
BRANSON JEWELRY USA INC
filed 2004-04-07
CIK 1174733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2003.

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

                              Yes [ ]    No [X]

As of September 30, 2003, the Registrant had 11,387,500 shares of Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION.................................................1

   ITEM 1.  FINANCIAL STATEMENTS..............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   OR PLAN OF OPERATIONS.....................................................10
   ITEM 3.  CONTROLS AND PROCEDURES..........................................11

PART II. OTHER INFORMATION...................................................12

   ITEM 1.  LEGAL PROCEEDINGS................................................12
   ITEM 2.  CHANGES IN SECURITIES............................................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12
   ITEM 5.  OTHER INFORMATION................................................12
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................12

SIGNATURES...................................................................12

   EXHIBIT 31.1 - CERTIFICATIONS.............................................13
   EXHIBIT 32.1 - CERTIFICATIONS.............................................14

































--------------------------------------------------------------------------------
Branson Jewelry (USA), Inc.             Table of Contents                Page i

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------






                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2003








































--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 1

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                                 BALANCE SHEETS
                                 --------------

-------------------------------------------------------------------------------------------------

                                                              September 30,         March 31,
                                                                   2003                2003
-------------------------------------------------------------------------------------------------

ASSETS
Current
    Cash                                                     $           101     $           393
    Accrued interest receivable                                                              340
                                                             ------------------------------------
                                                                         101                 733
                                                             ------------------------------------
Capital assets (Note 3)                                                4,950               6,600
Intangible asset (Note 4)                                                100                 100
                                                             ------------------------------------

                                                             $         5,151     $         7,433
=================================================================================================

LIABILITIES
Current
    Accounts payable                                         $        33,934     $        23,164
    Loan payable                                                      43,000              43,000
                                                             ------------------------------------
                                                                      76,934              66,164
                                                             ------------------------------------

SHARE CAPITAL AND DEFICIT
Share capital
    Authorized
    25,000,000 common shares, par value $0.001 per share

    Issued and outstanding
    11,387,500 common shares at September 30, 2003 and
    21,387,500 at March 31, 2003                                      11,387              21,387

    Additional paid-in capital                                       176,363             216,363

    Deduct: Note receivable (Note 6)
        0 common shares at September 30,
        2003 and 2,500,000 common
        shares at March 31, 2003
                                                                                          50,000

Deficit Accumulated During The
  Development Stage                                                 (259,533)           (246,481)
                                                             ------------------------------------
                                                                     (71,783)            (58,731)
                                                             ------------------------------------

                                                             $         5,151     $         7,433
=================================================================================================



    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 2

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ------------------------------------

----------------------------------------------------------------------------------------------------------------------------
                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                                                                               JANUARY 17,
                                                   THREE MONTHS                       SIX MONTHS                 2001 TO
                                                ENDED SEPTEMBER 30                ENDED SEPTEMBER 30          SEPTEMBER 30,
                                               2003             2002             2003             2002             2003
----------------------------------------------------------------------------------------------------------------------------

Miscellaneous income                      $                $                $          53    $                $          53
Interest income                                                                                                         340
                                          ----------------------------------------------------------------------------------
                                                                                       53                               393
                                          ----------------------------------------------------------------------------------

Expenses
    Administrative services                                        3,000            3,000            6,000           43,000
    Depreciation                                    825                             1,650                             4,950
    Website maintenance                             324              771              755            1,984           11,931
    Interest and bank charges                     1,165              855            2,676            1,687           14,410
    Director fees                                                                                                   150,000
    Transfer fees                                    55              968              100            1,408            3,939
    Professional fees                                              2,449            1,972            2,789           16,564
    Office and sundry                               846            1,512            1,988            2,738           14,168
    Foreign currency
    translation                                      43                               964                               964
                                          ----------------------------------------------------------------------------------
                                                  3,258            9,555           13,105           16,606          259,926
                                          ----------------------------------------------------------------------------------

Net loss for the period                          (3,258)          (9,555)         (13,052)         (16,606)        (259,533)

Deficit, beginning of period                   (256,275)         (63,463)        (246,481)         (56,412)
                                          ----------------------------------------------------------------------------------

Deficit, end of period                    $    (259,533)   $     (73,018)   $    (259,533)   $     (73,018)   $    (259,533)
============================================================================================================================

Net loss per share, basic and diluted     $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
===========================================================================================================

Weighted average number of common
  shares outstanding                         11,387,500       11,387,500       15,540,505       11,387,500
===========================================================================================================










    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 3

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                            STATEMENTS OF CASH FLOWS
                            ------------------------

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                                  JANUARY 17,
                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED              2001 TO
                                                      SEPTEMBER 30                      SEPTEMBER 30             SEPTEMBER 30,
                                                  2003             2002             2003             2002             2003
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net loss for the period                  $      (3,258)   $      (9,555)   $     (13,052)   $     (16,606)   $    (259,533)

Adjustments to reconcile net loss to net
  cash used by operating activities
    Depreciation                                       825                             1,650                             4,950
    Stock issued for other than cash                                                                                   160,000
    Accounts payable                                 2,355            6,600           10,770            8,696           33,934
    Accrued interest receivable                                                          340
                                             ----------------------------------------------------------------------------------
                                                       (78)          (2,955)            (292)          (7,910)         (60,649)
                                             ----------------------------------------------------------------------------------

Cash flows from financing activities
    Loan payable                                                                                                        43,000
    Issue of common share for cash                                                                                      27,750
    Share subscriptions receivable                                                                      1,750
                                             ----------------------------------------------------------------------------------
                                                                                                        1,750           70,750
                                             ----------------------------------------------------------------------------------

Cash flows from investing activities
    Purchase of computer equipment                                                                                      (9,900)
    Purchase of computer equipment                                                                                        (100)
                                             ----------------------------------------------------------------------------------
                                                                                                                       (10,000)
                                             ----------------------------------------------------------------------------------

Increase (decrease) in cash                            (78)          (2,955)            (292)          (6,160)             101

Cash, beginning of period                              179            4,440              393            7,645
                                             ----------------------------------------------------------------------------------

Cash, end of period                          $         101    $       1,485    $         101    $       1,485    $         101
===============================================================================================================================











    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 4

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                        STATEMENT OF STOCKHOLDERS' EQUITY
                               September 30, 2003
                        ---------------------------------

                                     NUMBER                    ADDITIONAL      SHARE
                                       OF                       PAID-IN    SUBSCRIPTIONS      NOTE
                                     SHARES        AMOUNT       CAPITAL      RECEIVABLE    RECEIVABLE     DEFICIT          TOTAL
                                  ------------------------------------------------------------------------------------------------

Net loss for the period                     -   $         -   $         -   $         -   $         -   $    (1,000)  $    (1,000)
                                  ------------------------------------------------------------------------------------------------

Balance, March 31, 2001                     -             -             -             -             -        (1,000)       (1,000)

Shares issued for services
  (July 17, 2001)
                                    5,000,000         5,000             -             -             -             -         5,000
Repurchase of issued shares
  (December 15, 2001)
                                   (5,000,000)       (5,000)            -             -             -             -        (5,000)
Shares issued for inducement
  fee (December 15, 2001)
                                   10,000,000        10,000             -             -             -             -        10,000
Shares issued for cash
  (March 28, 2002)
                                    1,387,500         1,387        26,363       (11,750)            -             -        16,000
Net loss for the year                       -             -             -             -             -       (55,412)      (55,412)
                                  ------------------------------------------------------------------------------------------------

Balance, March 31, 2002            11,387,500        11,387        26,363       (11,750)            -       (56,412)      (30,412)

Share subscriptions received                -             -             -        11,750             -             -        11,750
Shares issued for director's
  fee (March 3, 2003)
                                    7,500,000         7,500       142,500             -             -             -       150,000
Shares issued for note
  receivable (March 11, 2003)
                                    2,500,000         2,500        47,500             -       (50,000)            -             -
Net loss for the year                       -             -             -             -             -      (190,069)     (190,069)
                                  ------------------------------------------------------------------------------------------------

Balance, March 31, 2003            21,387,500        21,387       216,363             -       (50,000)     (246,481)      (58,731)

Cancellation of shares issued
  for Directors' fees (June
  15, 2003)                        (7,500,000)       (7,500)        7,500             -             -             -             -

Cancellation of shares issued
  for note receivable (June
  15, 2003)                        (2,500,000)       (2,500)      (47,500)            -        50,000             -             -

Net loss for the period                     -             -             -             -             -       (13,052)      (13,052)
                                  ------------------------------------------------------------------------------------------------

Balance, September 30, 2003        11,387,500   $    11,387   $   176,363   $         -   $         -   $  (259,533)  $   (71,783)
                                  ================================================================================================


    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 5

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          -----------------------------


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 6

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          -----------------------------


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

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 7

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          -----------------------------


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

     h)   Net Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at September 30, 2003, the Company has no potentially issuable capital stock.

     i)   Revenue Recognition

          The Company will conduct all its sales transactions over the internet. Revenue from online sales will be recognized after delivery of goods and the collection of cash. Cash collections in advance of delivery will be recorded as deferred revenue and recognized as revenue at the time of delivery. Amounts billed to customers for shipping and handling fees will be recognized as revenue upon collection of cash. Costs related to shipping and handling will be included in cost of sales.

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 8

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                          -----------------------------


3.   CAPITAL ASSETS
-------------------

                                                ACCUMULATED    NET BOOK
                                     COST      DEPRECIATION      VALUE
                                  ----------------------------------------

  Computer equipment              $     9,900  $      4,950  $      4,950
                                  ========================================


4.   INTANGIBLE ASSET
---------------------

     By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


5.   LOAN PAYABLE
-----------------

     On April 1, 2001, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a company controlled by a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. As at September 30, 2003, $43,000 has been advanced to the Company. The remaining funds may be drawn as required. The loan facility is available for an unspecified term.

     As at September 30, 2003, the Company is in compliance with all terms and covenants of the agreement.


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


7.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the six month period ended September 30, 2003, the Company accrued $3,000 due to an officer and director for administrative services. On agreement with departing directors the Company cancelled 7,500,000 shares issued to the former directors in the previous year as a directors' fee.

--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 9

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATIONS
----------

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


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we are still in the development stage and will need additional working capital to become fully operational. Our deficit is $259,533 as of September 30, 2003. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources. Our discussion will focus on events that have occurred since our fiscal year end March 31, 2003.

Overview
--------

From the date of our incorporation on January 17, 2001 until September 30, 2003, we have been a development-stage company that had no revenues. Our operating activities during this period consisted primarily of completing our website and commencing our marketing plan.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Miscellaneous income consists of the gross margin on one sale to a person providing services to the company, and was not made in the normal course of operations.

Administrative services expenses consist of $1,000 per month until June 30, 2003 paid to a director for performing all the day to day administrative tasks for the company.

Professional fees consist of the accounting expenses to complete the annual audit and fees for legal work related to the audit, organizational matters and registration matters.



--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 10

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Foreign currency translation expenses consist of net losses in excess of gains on translation of accounts payable denominated in foreign currencies.

Results of operations
---------------------

We have incurred losses of $259,533 from the date of inception (January 17, 2001) to September 30, 2003.

We anticipate that our expenses will decline somewhat in the balance of the fiscal year ending March 31, 2004 because we do not anticipate becoming operational in this time and the bulk of the organizational costs associated with setting up the company, registering with the SEC, and developing the website have already been incurred. Effective June 30, 2003, the fees for administrative services carried out to that date by a former director have been terminated, but we expect we will incur some expenses to have these functions carried out by someone else.

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

At September 30, 2003 we had cash and cash equivalents of $101. We anticipate drawing on our credit facility to ensure we have the necessary cash to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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





--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 11

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


PART II. OTHER INFORMATION
--------------------------


ITEM 1. LEGAL PROCEEDINGS
-------------------------

There have been no legal proceedings issued against or commenced by the company.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


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













--------------------------------------------------------------------------------
FORM 10-QSB - September 30, 2003      Branson Jewelry (USA), Inc.       Page 12