Form 10QSB
period 2003-12-31
BRANSON JEWELRY USA INC
filed 2004-04-07
CIK 1174733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2003.

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

                             Yes [ ]     No [X]

As of December 31, 2003, the Registrant had 11,387,500 shares of Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


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

PART II. OTHER INFORMATION..................................................12

   ITEM 1.  LEGAL PROCEEDINGS...............................................12
   ITEM 2.  CHANGES IN SECURITIES...........................................12
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12
   ITEM 5.  OTHER INFORMATION...............................................12
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................12

SIGNATURES..................................................................12

   EXHIBIT 31.1 - CERTIFICATIONS............................................13
   EXHIBIT 32.1 - CERTIFICATIONS............................................14

































--------------------------------------------------------------------------------
Branson Jewelry (USA), Inc.             Table of Contents                Page i

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


PART I. FINANCIAL INFORMATION
-----------------------------


ITEM 1. FINANCIAL STATEMENTS
----------------------------




                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                DECEMBER 31, 2003







































--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 1

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                                 BALANCE SHEETS
                                 --------------
                                   (Unaudited)

                                                                December 31,         March 31,
                                                                    2003                2003
--------------------------------------------------------------------------------------------------
ASSETS
Current
    Cash                                                      $         8,361     $           393
    Accrued interest receivable                                                               340
                                                              ------------------------------------
                                                                        8,361                 733
                                                              ------------------------------------
Capital assets (Note 3)                                                 4,125               6,600
Intangible asset (Note 4)                                                 100                 100
                                                              ------------------------------------

                                                              $        12,586     $         7,433
==================================================================================================

LIABILITIES
Current
    Accounts payable                                          $        34,831     $        23,164
    Loan payable                                                       53,000              43,000
                                                              ------------------------------------
                                                                       87,831              66,164
                                                              ------------------------------------

SHARE CAPITAL AND DEFICIT
Share capital
    Authorized
    25,000,000 common shares, par value $0.001 per share

    Issued and outstanding
    11,387,500 common shares at December 31, 2003 and
    21,387,500 at March 31, 2003                                       11,387              21,387

    Additional paid-in capital                                        176,363             216,363

    Deduct: Note receivable (Note 6)
        0 common shares at December 31, 2003 and
        2,500,000 common shares at March 31, 2003                                          50,000

Deficit Accumulated During The Development Stage                     (262,995)           (246,481)
                                                              ------------------------------------
                                                                      (75,245)            (58,731)
                                                              ------------------------------------

                                                              $        12,586     $         7,433
==================================================================================================



    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 2

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                       Statement of Operations and Deficit
                       -----------------------------------
                                   (Unaudited)

                                                                                                               PERIOD FROM
                                                                                                                INCEPTION
                                                                                                               JANUARY 17,
                                                Three Months Ended                 Nine Months Ended             2001 TO
                                                    December 31                       December 31              DECEMBER 31,
                                               2003             2002             2003             2002             2003
                                          ----------------------------------------------------------------------------------

Miscellaneous income                      $                $                $          53    $                $          53
Interest income                                                                                                         340
                                          ----------------------------------------------------------------------------------
                                                                                       53                               393
                                          ----------------------------------------------------------------------------------

Expenses
    Administrative services                                        3,000            3,000            6,000           43,000
    Depreciation                                    825                             2,475                             5,775
    Website maintenance                             342              771            1,096            1,984           12,273
    Interest and bank charges                     1,202              855            3,879            1,687           15,612
    Director fees                                                                                                   150,000
    Transfer fees                                                    968              100            1,408            3,939
    Professional fees                                              2,449            1,972            2,789           16,564
    Office and sundry                               750            1,512            2,738            2,738           14,918
    Foreign currency translation                    343                             1,307                             1,307
                                          ----------------------------------------------------------------------------------
                                                  3,462            9,555           16,567           16,606          263,388
                                          ----------------------------------------------------------------------------------

Net loss for the period                          (3,462)          (9,555)         (16,514)         (16,606)        (262,995)

Deficit, beginning of period                   (259,533)         (63,463)        (246,481)         (56,412)
                                          ----------------------------------------------------------------------------------

Deficit, end of period                    $    (262,995)   $     (73,018)   $    (262,995)   $     (73,018)   $    (262,995)
                                          ==================================================================================


Net loss per share, basic and diluted     $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)
                                          =================================================================


Weighted average number of common
  shares outstanding                         11,387,500       11,387,500       14,151,136       11,387,500
                                          =================================================================


    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 3

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                                  JANUARY 17,
                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED             2001 TO
                                                       DECEMBER 31                       DECEMBER 31              DECEMBER 31,
                                                  2003             2002             2003             2002             2003
-------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net loss for the period                  $      (3,462)   $      (9,555)   $     (16,514)   $     (16,606)   $    (262,995)

Adjustments to reconcile net loss to net
  cash used by operating activities
    Depreciation                                       825                             2,475                             5,775
    Stock issued for other than cash                                                                                   160,000
    Accounts payable                                   897            6,600           11,667            8,696           34,831
    Accrued interest receivable                                                          340
                                             ----------------------------------------------------------------------------------
                                                    (1,740)          (2,955)          (2,032)          (7,910)         (62,389)
                                             ----------------------------------------------------------------------------------

Cash flows from financing activities
    Loan payable                                    10,000                            10,000                            53,000
    Issue of common share for cash                                                                                      27,750
    Share subscriptions receivable                                                                      1,750
                                             ----------------------------------------------------------------------------------
                                                    10,000                0           10,000            1,750           80,750
                                             ----------------------------------------------------------------------------------

Cash flows from investing activities
    Purchase of computer equipment                                                                                      (9,900)
    Purchase of computer equipment                                                                                        (100)
                                             ----------------------------------------------------------------------------------
                                                                                                                       (10,000)
                                             ----------------------------------------------------------------------------------

Increase (decrease) in cash                          8,260           (2,955)           7,968           (6,160)           8,361

Cash, beginning of period                              101            4,440              393            7,645
                                             ----------------------------------------------------------------------------------

Cash, end of period                          $       8,361    $       1,485    $       8,361    $       1,485    $       8,361
===============================================================================================================================







    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 4

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                        STATEMENT OF STOCKHOLDERS' EQUITY
                                DECEMBER 31, 2003
                        ---------------------------------
                                   (Unaudited)

                                   NUMBER                    ADDITIONAL      SHARE
                                     OF                       PAID-IN    SUBSCRIPTIONS      NOTE
                                   SHARES        AMOUNT       CAPITAL      RECEIVABLE    RECEIVABLE     DEFICIT        TOTAL
                                ------------------------------------------------------------------------------------------------

Net loss for the period                   -   $         -   $         -   $         -   $         -   $    (1,000)  $    (1,000)
                                ------------------------------------------------------------------------------------------------

Balance, March 31, 2001                   -             -             -             -             -        (1,000)       (1,000)

Shares issued for services
  (July 17, 2001)
                                  5,000,000         5,000             -             -             -             -         5,000
Repurchase of issued shares
  (December 15, 2001)            (5,000,000)       (5,000)            -             -             -             -        (5,000)

Shares issued for inducement
  fee (December 15, 2001)        10,000,000        10,000             -             -             -             -        10,000

Shares issued for cash
  (March 28, 2002)
                                  1,387,500         1,387        26,363       (11,750)            -             -        16,000
Net loss for the year                     -             -             -             -             -       (55,412)      (55,412)
                                ------------------------------------------------------------------------------------------------

Balance, March 31, 2002          11,387,500        11,387        26,363       (11,750)            -       (56,412)      (30,412)

Share subscriptions received              -             -             -        11,750             -             -        11,750

Shares issued for director's
  fee (March 3, 2003)             7,500,000         7,500       142,500             -             -             -       150,000

Shares issued for note
  receivable (March 11, 2003)     2,500,000         2,500        47,500             -       (50,000)            -             -

Net loss for the year                     -             -             -             -             -      (190,069)     (190,069)
                                ------------------------------------------------------------------------------------------------

Balance, March 31, 2003          21,387,500        21,387       216,363             -       (50,000)     (246,481)      (58,731)

Cancellation of shares
  issued for directors' fees
  (June 15, 2003)                (7,500,000)       (7,500)        7,500             -             -             -             -

Cancellation of shares
  issued  for note receivable
  (June 15, 2003)                (2,500,000)       (2,500)      (47,500)            -        50,000             -             -

Net loss for the period                   -             -             -             -             -       (16,514)      (16,514)
                                ------------------------------------------------------------------------------------------------

Balance, December 31, 2003       11,387,500   $    11,387   $   176,363   $         -   $         -   $  (262,995)  $   (75,245)
                                ================================================================================================


    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 5

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          -----------------------------
                                   (Unaudited)


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 6

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          -----------------------------
                                   (Unaudited)


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

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 7

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          -----------------------------
                                   (Unaudited)


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

     h)   Net Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at December 31, 2003, the Company has no potentially issuable capital stock.

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

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 8

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                          -----------------------------
                                   (Unaudited)


3.   CAPITAL ASSETS
-------------------

                                                      ACCUMULATED    NET BOOK
                                           COST       DEPRECIATION     VALUE
                                       ---------------------------------------

    Computer equipment                 $      9,900   $     5,775    $   4,125
                                       =======================================


4.   INTANGIBLE ASSET
---------------------

     By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


5.   LOAN PAYABLE
-----------------

     On April 1, 2001, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a company controlled by a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. As at December 31, 2003, $53,000 has been advanced to the Company. The remaining funds may be drawn as required. The loan facility is available for an unspecified term.

     As at December 31, 2003, the Company is in compliance with all terms and covenants of the agreement.


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


7.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the nine month period ended December 31, 2003, the Company accrued $3,000 due to an officer and director for administrative services. On agreement with departing directors the Company cancelled 7,500,000 shares issued to the former directors in the previous year as a directors' fee.

--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 9

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


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

In addition we expect our cash requirement for the operations of our business to be financed through our cash on hand and our operations. We have entered into a loan facility agreement whereby we are permitted to borrow up to $100,000 at any given time on seven day's notice at an interest rate of 8%. The loan facility agreement does not stipulate any set times or dates for the repayment of principal or interest. The agreement stipulates that all principle and interest owing is due and payable on demand upon 30 days written notice from the lender. Currently, we owe $53,000 on this agreement. We expect that we will be able to successfully operate for the next twelve months based on our cash on hand, the balance available on the loan facility agreement and the commencement of revenues in the near future. We estimate that, at our current level of expenses, we will require approximately $45,000 to operate without revenues for the next twelve months. Since we have access to approximately $47,000 through the loan facility agreement and some cash on hand, we feel that we have sufficient funds to operate for, at least, the next twelve months, regardless of whether revenues commence during that period. If this is not sufficient we will attempt to finance our operations through future borrowings or future sales of securities. However, we do not expect to have to raise additional funds in the next 12 months.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we are still in the development stage and will need additional working capital to become fully operational. Our deficit is $262,995 as of December 31, 2003. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources. Our discussion will focus on events that have occurred since our fiscal year end March 31, 2003.

Overview
--------

From the date of our incorporation on January 17, 2001 until December 31, 2003, we have been a development-stage company that had no revenues. Our operating activities during this period consisted primarily of completing our website and commencing our marketing plan.

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



--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 10

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


Foreign currency translation expenses consist of net losses in excess of gains on translation of accounts payable denominated in foreign currencies.

Results of operations
---------------------

We have incurred losses of $262,995 from the date of inception (January 17, 2001) to December 31, 2003.

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

Liquidity and Capital Resources
-------------------------------

Since the date of our incorporation, we have raised an aggregate of $27,750 in cash through share issues and we have borrowed another $53,000 through a credit facility. We have an additional $47,000 available through the credit facility. We expect to generate the remainder of our future capital resources from the operations of the business.

At December 31, 2003 we had cash and cash equivalents of $8,361. We anticipate drawing on our credit facility to ensure we have the necessary cash to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.


ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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




--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 11

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------
                          (A Development Stage Company)


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

                                           BRANSON JEWELRY (USA) INC.

Dated: April 1, 2004                       By:  /s/ D. Kevan Attwood
                                                ---------------------
                                           Name:   D. Kevan Attwood
                                           Title:  President, Chief Executive
                                                   Officer, Chief Financial
                                                   Officer and Director












--------------------------------------------------------------------------------
FORM 10-QSB - December 31, 2003       Branson Jewelry (USA), Inc.        Page 12