Form 10KSB
period 2004-03-31
BRANSON JEWELRY USA INC
filed 2004-06-29
CIK 1174733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended  March 31, 2004
                           --------------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ----------------

Commission file number:  005-79666
                         ----------------------------


                           BRANSON JEWELRY (USA), INC.
                           ---------------------------
                 (Name of small business issuer in its charter)

Nevada                                                       91-2127391
--------------------------------                             -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Suite 359, 01-1865 Dilworth Dr., Kelowna,
British Columbia Canada                                        V1Y 9T1
-----------------------------------------------                -----------------
(Address of principal executive offices)                          (Zip Code)


Issuer's telephone number  250-801-3140
                           ------------


Securities registered under Section 12(b) of the Exchange Act:


     Title of each class                    Name of each exchange on
     to be so registered: Common Shares     which each  class is to be
                          -------------     registered:         NASD OTC:BB
                                                                -----------



Securities registered under Section 12(g) of the Exchange Act:

Common Shares
--------------------------------------------------------------------------------
(Title of class)


--------------------------------------------------------------------------------
(Title of class)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [_]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year.  $0.00
                                                         -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes  [_]     No [_]


(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 31, 2004 the registrant had 11,387,500 shares of common stock, $.001 par value, issued and outstanding. In June, 2003, 10,000,000 common shares were cancelled and returned to treasury by way of consent of those shareholders. As at June 28, 2004, 11,387,500 shares are issued and outstanding.


DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (Check one):   Yes [_];   No [X]

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................6
   ITEM 3.  LEGAL PROCEEDINGS.................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............6

PART II.......................................................................6

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS........................................................6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
   OPERATIONS AND FINANCIAL CONDITION.........................................6
   ITEM 7.  FINANCIAL STATEMENTS..............................................9

FINANCIAL STATEMENTS..........................................................9

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE.......................................19
   ITEM 8A. CONTROLS AND PROCEDURES..........................................19

PART III.....................................................................19

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
   CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
   EXCHANGE ACT..............................................................19
   ITEM 10. EXECUTIVE COMPENSATION...........................................20
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS............................20
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................21
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................21
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................21

SIGNATURES...................................................................21

   EXHIBIT 14.1 - CODE OF ETHICS.............................................22
   EXHIBIT 31.1 - CERTIFICATIONS.............................................26
   EXHIBIT 32.1 - CERTIFICATIONS.............................................27

























--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                       Page i

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

General
-------

Branson Jewelry (USA), Inc. was incorporated on January 17, 2001 in the state of Nevada. Since inception, we have commenced operations by purchasing an existing electronic website (www.denmans.com) for the purpose of retailing jewelry and
                      ---------------
jewelry related products to the public in established markets under the URL - www.bransonsjewelry.com.
-----------------------

Corporate Background
--------------------

Branson Jewelry (USA), Inc. ("Branson" or the "Company") is a United States publicly reporting company and has its head office at Suite 359, 01-1865 Dilworth Dr., Kelowna, British Columbia.

On April 1, 2001, we entered into a loan facility agreement wherein we were given access to the sum of $100,000 to be drawn upon and paid back at our discretion, with interest accruing on all unpaid amounts at the rate of 8% per annum.

On or about May 1, 2001, our Board of Directors authorized us to proceed with the purchase of the website from Denmans Jewelry (USA) Inc, which website was transformed into our functioning platform for the purposes of retailing jewelry and jewelry related products via the Internet under our URL www.bransonsjewelry.com. Said purchase and sale was completed on June 17, 2001.
-----------------------

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


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 1

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


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

We greatly depend on our "Christmas selling season" for our success. The success of our Christmas season depends on many factors beyond our control, including general economic conditions and industry competition. Sales during the Christmas selling season typically account for approximately 50% of net sales and almost all of annual earnings. If we do not have success during the Christmas season, it will have an adverse material effect on our annual sales, which effect could impair our ability to fund operations into the next calendar year and investors may lose some or all of their investment.

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


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 2

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


We do not carry inventory and, through potential agreements with suppliers hope to be able to source product purchased by consumers on an order-by-order basis. This `just-in-time' supply formula enables us to realize considerable cost savings in our operations while at the same time offer efficiency of service. The formula eliminates the burden and costs associated with constant communication with suppliers while waiting for inventory. Expeditious deliveries direct from suppliers increase the profit per item which we can pass on to the consumer in the form of significantly lower prices. Streamlining the control over the product line while eliminating the need for inventory enables us to move more quickly and capture a larger portion of market share than brick-and-mortar establishments in the event of fast moving trends or styles.

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


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 3

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


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


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 4

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


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

The significant growth and expansion of our business coupled with the rapid evolution of the markets, have placed, and are expected to continue to place, a significant strain on our management and operational resources and to increase demands on our internal systems, procedures and controls. Our future operating results will depend on our ability to develop and manage further growth, hire and retain significant numbers of qualified employees, accurately forecast revenue and control expenses. A decline in the growth rate of revenue without a corresponding and timely slowdown in expense growth or our inability to manage future growth efficiently may deplete our resources and our shareholders may lose all or substantially all of their invested capital.

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

Research and Development
------------------------

During fiscal 2004 the Company invested approximately $0 in research and development related to new products and services.

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

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 5

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

Leasehold
---------

The Company's corporate office is maintained on a monthly rental basis. The Company is not presently involved in any leasehold agreements. The corporate office is located at Suite 359, 01-1865 Dilworth Dr., Kelowna, British Columbia Canada, V1Y 9T1.

Equipment
---------

The Company has invested $9,900 in computer equipment to support its website. As at March 31, 2004, $6,600 depreciation has been recorded. The Company does not presently have any other material investments in equipment.

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

On June 28, 2004, the Company had 25 registered shareholders owning 11,387,500 shares.

Branson has not declared, and does not foresee declaring, any dividends now or in the foreseeable future.

There is currently no active trading market for our common shares, and as such a market may not develop or be sustained. Therefore, it may be difficult to sell the shares or if sold, it may adversely affect the market price for such shares.


ITEM 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF RESULTS OF  OPERATIONS  AND
--------------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------

RESULTS OF OPERATIONS - FOR THE YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation those discussed in this section.


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 6

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS
---------------------

The Company is in its development phase and has not yet begun to sell products or services. As such, the Company's sales were $nil during the fiscal year ended March 31, 2004 compared to $nil for the same period last year.

Revenue and Gross Profits
-------------------------

The Company did not earn revenues for the fiscal year ended March 31, 2004 and as such did not generate gross profits. This compares to revenues and gross profits of $nil and $nil for the comparative period to March 31, 2003.

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

Operating Expenses
------------------

Operating expenses were $24,953 for fiscal year ended 2004 compared with $190,409 for the comparative period ending March 31, 2003. In fiscal year ended 2004, the Company incurred $nil for Director Fees. This compares with $150,000 for the year ended March 31, 2003. The major expense categories were Professional Fees of $11,127 and Interest and bank charges of $5,132, compared with $9,447 and $3,529 for the previous year..


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 7

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Other Income (Expense) and Income Taxes
---------------------------------------

Due to incurring a net loss for each year since the start of its business, the Company has not incurred any income tax liability to date. The Company has net operating losses carried forward, the benefit of which have not been reflected in the financial statements.

Net Loss
--------

The Company did not earn revenues in fiscal 2004 or 2003 and incurred a net loss in fiscal 2004 of $24,900 compared with $190, 069 for the comparative period to March 31, 2003.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004, the Company had a cash balance of $11,618 compared to a cash balance of $393 at March 31, 2003. The working capital deficit at March 31, 2004 decreased from $65,431 on March 31, 2003 to $6,850.

At March 31, 2004, the Company had a working capital deficiency of $6,850. There can be no assurance that the Company will be successful in finding a sufficient amount of investment capital or in internally generating a sufficient amount of funds to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

Since inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations for the foreseeable future. We expect to require working capital to fund our operations. We cannot be certain that additional financing will be available on favorable terms when required, or at all. If we are unable to raise sufficient capital, or are unable to repay debt, then we may cease operations, become insolvent, declare bankruptcy or be otherwise wound up, all of which may result in the loss of all or substantially all of the investment capital of the shareholders. If we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of the Common Stock and those stockholders may experience additional dilution.

Corporate Developments during the Year
--------------------------------------

On June 15, 2003, Raymond Demman, Pamela Starek, Steve Burwell and Michael Sikich resigned from all positions held by them with the Company and Mr. D. Kevan Attwood was appointed to the positions of Chair of the Board, President, Secretary, Treasurer, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chair of the Audit Committee. Upon this transition, the Company accepted the surrender for cancellation and return to treasury of the 7,500,000 of our common shares issued to Mr. Burwell, Mr. Sikich and Ms. Starek in March 2003 as it was considered to be in the best interests of the Company to keep the number of shares issued and outstanding to a minimum and because of the resignations. In addition, in consideration of extinguishing the debt due the Company by Mr. Donald Currie as evidenced by the promissory note, the Company accepted for surrender, cancellation and return to treasury, the 2,500,000 common shares issued to Mr. Currie in March 2003.

Effective March 31, 2004 the Company accepted an offer from Uplands Trading, Inc., which is the holder of 10,000,000 coomon shares of the Company, to convert the balance of the loan payable to Uplands Trading, Inc. and the balance of the accrued interest thereon, in the amounts of $73,000.50 and $7,180.32 respectively, to additional paid-in capital of the Company. The loan facility remains in place with a balance drawn of $nil as at March 31, 2004.
















--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 8

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004



                                                                    Page
                                                                    ----

Report of Independent Accounting Firm                               F-2

Financial Statements:

     Balance Sheets                                                 F-3

     Statements of Operations                                       F-4

     Statement of Stockholders' Equity                              F-5

     Statements of Cash Flows                                       F-6

     Notes to Financial Statements                                  F-7 to F-10






























--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 9

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


                                                           M O R G A N
                                                           &
                                                           C O M P A N Y
                                                           CHARTERED ACCOUNTANTS



                                AUDITORS' REPORT
                                ----------------

To the Shareholders and Directors
Branson Jewelry (USA) Inc.
(A development stage company)


We have audited the balance sheets of Branson Jewelry (USA) Inc. (a development stage company) as at March 31, 2004 and 2003, and the statements of operations and deficit accumulated during the development stage, cash flows, and stockholders' equity for the years ended March 31, 2004 and 2003, and for the period from date of inception, January 16, 2001, to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and 2003, and the results of its operations and cash flows for the years ended March 31, 2004 and 2003, and for the period from date of inception, January 16, 2001, to March 31, 2004 in accordance with United States generally accepted accounting principles.

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


June 17, 2004   Chartered Accountants
















Tel: (604) 687-5841           MEMBER OF            P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075             [LOGO]      Suite 1488 - 700 West Georgia Street
www.morgan-cas.com               ACPA                   Vancouver, B.C.  V7Y 1A1
                            INTERNATIONAL

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 10

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)

                                 BALANCE SHEETS
                                 --------------


------------------------------------------------------------------------------------------------

                                                                          MARCH 31
                                                                  2004                2003
------------------------------------------------------------------------------------------------

ASSETS
Current
   Cash                                                     $        11,618     $           393
   Accrued interest receivable                                            -                 340
                                                            ------------------------------------
                                                                     11,618                 733
                                                            ------------------------------------
Capital assets (Note 3)                                               3,300               6,600
Intangible asset (Note 4)                                               100                 100
                                                            ------------------------------------

                                                            $        15,018     $         7,433
================================================================================================

LIABILITIES
Current
   Accounts payable                                         $        18,468     $        23,164
   Loan payable                                                           -              43,000
                                                            ------------------------------------
                                                                     18,468              66,164
                                                            ------------------------------------

SHARE CAPITAL AND DEFICIT
Share capital
   Authorized
   25,000,000 common shares, par value $0.001 per share

   Issued and outstanding
   11,387,500 common shares at March 31, 2004 and
   21,387,500 at March 31, 2003                                      11,387              21,387

   Additional paid-in capital                                       256,544             216,363

   Deduct: Note receivable (Note 6)
         0 common shares at March 31, 2004 and
         2,500,000 common shares at March 31, 2003                                       50,000

Deficit Accumulated During The Development Stage                   (271,381)           (246,481)
                                                            ------------------------------------
                                                                     (3,450)            (58,731)
                                                            ------------------------------------

                                                            $        15,018     $         7,433
================================================================================================




     The accompanying notes are an integral part of the financial statements

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 11

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)

                      STATEMENTS OF OPERATIONS AND DEFICIT
                      ------------------------------------


--------------------------------------------------------------------------------------------------
                                                                                  PERIOD
                                                                                  FROM
                                                                                  INCEPTION
                                                                                  JANUARY 16,
                                                                                  2001 TO
                                                  YEARS ENDED MARCH 31            MARCH 31,
                                                2004                2003          2004
--------------------------------------------------------------------------------------------------

Miscellaneous income                      $            53     $             -     $            53
Interest income                                         -                 340                 340
                                          --------------------------------------------------------
                                                       53                 340                 393
                                          --------------------------------------------------------

Expenses
   Administrative services                          3,000              12,000              43,000
   Depreciation                                     3,300               3,300               6,600
   Website maintenance                              1,236               3,482              12,412
   Interest and bank charges                        5,132               3,529              16,866
   Director fees                                        -             150,000             150,000
   Transfer fees                                      100               3,394               3,939
   Professional fees                               11,127               9,447              25,719
   Office and sundry                                 (241)              5,257              11,939
   Foreign currency translation                     1,299                   -               1,299
                                          --------------------------------------------------------
                                                   24,953             190,409             271,774
                                          --------------------------------------------------------

Net loss for the period                           (24,900)           (190,069)           (271,381)

Deficit, beginning of period                     (246,481)            (56,412)
                                          --------------------------------------------------------

Deficit, end of period                    $      (271,381)    $      (246,481)  $        (271,381)
==================================================================================================


Net loss per share, basic and diluted     $         (0.02)    $         (0.02)
==============================================================================


Weighted average number of common
   shares outstanding                          13,500,890          12,099,829
==============================================================================







     The accompanying notes are an integral part of the financial statements

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 12

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                                   NUMBER                      ADDITIONAL    SHARE
                                   OF                          PAID-IN       SUBSCRIPTIONS  NOTE
                                   SHARES        AMOUNT        CAPITAL       RECEIVABLE     RECEIVABLE    DEFICIT       TOTAL
                                   -------------------------------------------------------------------------------------------------

Net loss for the period                      -   $         -   $         -   $          -   $         -   $    (1,000)  $    (1,000)
                                   -------------------------------------------------------------------------------------------------

Balance, March 31, 2001                      -             -             -              -             -        (1,000)       (1,000)

Shares issued for services
(July 17, 2001)                      5,000,000         5,000             -              -             -             -         5,000
Repurchase of issued shares
(December 15, 2001)
                                    (5,000,000)       (5,000)            -              -             -             -        (5,000)
Shares issued for inducement fee
(December 15, 2001)
                                    10,000,000        10,000             -              -             -             -        10,000
Shares issued for cash (March 28,
2002)                                1,387,500         1,387        26,363        (11,750)            -             -        16,000
Net loss for the year                        -             -             -              -             -       (55,412)      (55,412)
                                   -------------------------------------------------------------------------------------------------

Balance, March 31, 2002             11,387,500        11,387        26,363        (11,750)            -       (56,412)      (30,412)

Share subscriptions received                 -             -             -         11,750             -             -        11,750
Shares issued for director's fee
(March 3, 2003)
                                     7,500,000         7,500       142,500              -             -             -       150,000
Shares issued for note receivable
(March 11, 2003)
                                     2,500,000         2,500        47,500              -       (50,000)            -             -
Net loss for the year                        -             -             -              -             -      (190,069)     (190,069)
                                   -------------------------------------------------------------------------------------------------

Balance, March 31, 2003             21,387,500        21,387       216,363              -       (50,000)     (246,481)      (58,731)

Cancellation of shares issued for
director's fee (June 15, 2003)      (7,500,000)       (7,500)        7,500              -             -             -             -
Cancellation of shares issued for
note receivable (June 15, 2003)     (2,500,000)       (2,500)      (47,500)             -        50,000             -             -

Conversion of loan payable and
accrued interest thereon into
additional paid-in capital                                          80,181
Net loss for the period                      -             -             -              -             -       (24,900)      (24,900)
                                   -------------------------------------------------------------------------------------------------

Balance, March 31, 2004             11,387,500   $    11,387   $   256,544   $          -   $         -   $  (271,381)  $    (3,450)
                                   =================================================================================================






     The accompanying notes are an integral part of the financial statements

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 13

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (a Development Stage Company

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                                PERIOD FROM
                                                                YEARS ENDED MARCH 31            INCEPTION
                                                                                                JANUARY 16, 2001
                                                              2004                2003          TO MARCH 31, 2004
                                                        ---------------------------------------------------------
Cash flows from operating activities
   Net loss for the period                              $       (24,900)    $      (190,069)    $       (271,381)

Adjustments to reconcile net loss to net cash
 used by operating activities
   Depreciation                                                   3,300               3,300                6,600
   Stock issued for other than cash                                                 150,000              160,000
   Accounts payable                                              (4,696)             18,107               18,468
   Accrued interest receivable                                      340                (340)                   -
                                                        ---------------------------------------------------------
                                                                (25,956)            (19,002)             (86,313)

Cash flows from financing activities
   Loan payable                                                 (43,000)                  -                    -
   Increase in paid-in capital upon loan conversion              80,181                   -               80,181
   Issue of common share for cash                                     -                   -               27,750
   Share subscriptions receivable                                     -              11,750                    -
                                                        ---------------------------------------------------------
                                                                 37,181              11,750              107,931
Cash flows from investing activities
   Purchase of computer equipment                                     -                   -               (9,900)
   Purchase of intangible asset                                       -                   -                 (100)
                                                        ---------------------------------------------------------
                                                                                                         (10,000)

Increase (decrease) in cash                                      11,225              (7,252)              11,618

Cash, beginning of period                                           393               7,645
                                                        ---------------------------------------------------------

Cash, end of period                                     $        11,618     $           393     $         11,618
=================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
-----------------------------------------------------------------------
On December 15, 2001, the Company issued 10,000,000 common shares, as an inducement fee, having a fair value of $10,000.
On March 3, 2003, the Company issued 7,500,000 common shares, as directors fees, having a market value of $150,000.
On March 11, 2003, the Company issued 2,500,000 common shares in consideration of a note receivable in the amount of $50,000.
Effective March 31, 2004, the loan payable and accrued interest thereon were converted to additional paid-in capital.










     The accompanying notes are an integral part of the financial statements

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 14

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2004

1.   NATURE OF OPERATIONS
-------------------------

a)   Organization

     The Company was incorporated in the state of Nevada, U.S.A., on January 17, 2001.

b)   Development Stage Activities

     The Company intends to sell jewelry over the internet. Our website is being updated and we are negotiating with a third party to increase the traffic visiting our website. As at March 31, 2004, we have not commenced operations.

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

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 15

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2004

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

c)   Capital Assets

     Capital assets comprise computer equipment which is recorded at cost, and is being depreciated over the estimated useful life of three years.

d)   Intangible Asset

     Intangible asset, which consists of the right to use the domain name "www.denmans.com", is recorded at cost and, once operations commence, will be amortized over the estimated useful life of three years.

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

h)   Net Loss Per Share

     The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at March 31, 2004, the Company has no potentially issuable capital stock.

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 16

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2004

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)
------------------------------------------------

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


3.   CAPITAL ASSETS
-------------------

                                            ACCUMULATED      NET BOOK
                              COST          DEPRECIATION     VALUE
                              ------------------------------------------

     Computer equipment       $   9,900     $     6,600      $    3,300
                              ==========================================


4.   INTANGIBLE ASSET
---------------------

     By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


5.   LOAN PAYABLE
-----------------

     On April 1, 2001, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a company controlled by a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. Effective March 31, 2004 the Company and the lender agreed to convert the outstanding balance of the loan payable in the amount of $73,000 and the accrued interest thereon in the amount of $7,181 to additional paid-in capital in the Company.

     As at March 31, 2004, the Company is in compliance with all terms and covenants of the agreement.


6.   SHARE CAPITAL
------------------

     On July 17, 2001, the Company issued 5,000,000 common shares to a director of the Company for services having a fair value of $5,000. On December 15, 2001, the Company repurchased the shares issued to a director on July 17, 2001 for proceeds of $5,000. On December 15, 2001, the Company issued 10,000,000 common shares to a non-related person as an inducement to join the Company. The shares were issued at a fair value of $10,000. On March 3, 2003, the Company issued 7,500,000 common shares to three directors of the Company as a directors' fee. The shares were issued at a fair value of $150,000. On June 15, 2003, on agreement between the Company and those three shareholders, the shares were cancelled and returned to treasury. On March 11, 2003, the Company issued 2,500,000 common shares to an outside party for a promissory note in the amount of $50,000, receivable on or before February 28, 2004, and accruing interest at 8% per annum. On June 15, 2003, those shares were cancelled and returned to treasury in return for cancellation of the note receivable and accrued interest thereon.

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 17

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 2004


7.   RELATED PARTY TRANSACTIONS
-------------------------------

     During the year ended March 31, 2004, the Company accrued $3,000 due to an officer and director for administrative services. On agreement with departing directors the Company cancelled and returned to treasury 7,500,000 shares issued to the former directors in the previous year as a directors' fee.

     During the year ended March 31, 2003, the Company paid 12,000 in cash and issued 12,500,000 common shares having a fair value of $155,000, to officers and directors for director's fees.

--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 18

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Report.


ITEM 8A. CONTROLS AND PROCEDURES
--------------------------------

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


PART III
--------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------

The following table sets forth, as of June 28, 2004, the name, age and position of the Company's directors, executive officers and other significant employees.

Name                   Age      Title                                   Term of
----                   ---      -----                                   -------
D. Kevan Attwood       44       President, Chief Executive Officer      1 Year
                                Chief Financial Officer, Chair of
                                the Board and Director


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 19

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


Our success is substantially dependent on the performance of our executive officer and key employee, with whom, we have no employment contract. Given our early stage of development in e-commerce we are dependent on our ability to retain and motivate high quality personnel. Although we believe we will be able to attract, retain and motivate qualified personnel for such purposes, an inability to do so may force us to discontinue our operations or may hinder our ability to market, sell, and enhance products, thereby causing our shareholders to lose some or all of their investment.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following summary compensation table reflects all compensation awarded to, earned by, or paid to the President & Chief Executive Officer for all services rendered to the Company in all capacities during the year ended March 31, 2004. He did not receive a salary and bonus exceeding $100,000 during the year.

                                            Directors'  Stock based  Stock based  Total
Person              Position                Salary      fees         Inducements  Compensation
------------------  --------------          ----------  -----------  -------------------------
D. Kevan Attwood    President, Chief        $0.00       $0.00        $0.00        $0.00
                    CEO, CFO, Treasurer
                    Secretary and Director

Our officer and director beneficially owns the majority of our outstanding common shares. As a result, he has the ability to control matters affecting minority shareholders, including the election of directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officer and director controls us, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these the insider could result in management making decisions that are in the best interests of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.


ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------

The table below sets forth information, as of March 31, 2004, with respect to beneficial ownership of the Company's Common Stock by each person known by the company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the company, by each named executive officer and each significant employee, and by the officer, director and significant employee of the Company as a group. Unless otherwise noted, the shareholder has sole investment and voting power over the shares owned. The Company's director, executive officer or significant employee does not have any family relationship with any other director, executive officer or significant employee.

--------------------------------------------------------------------------------
Title of               Name of               Amount and Nature       Percent of
 Class             Beneficial Owner      of Beneficial Ownership        Class
--------------------------------------------------------------------------------
Common Shares    Donald Kevan Attwood   10,000,000 common shares(1)     87.81%
================================================================================
Director, Officer, Control              10,000,000 common shares        87.81%
Person and significant employee
as a group (1) persons)
================================================================================

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


--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 20

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

EXHIBITS
--------

(a)  Audited Financial Statements (included in Part II of this Report):

     Auditor's Report

     Balance Sheet - March 31, 2004

     Statements of Operations and Deficit - March 31, 2004

     Statements of Cash Flows - March 31, 2004

     Statement of Stockholders' Equity - March 31, 2004

     Notes to Financial Statements - March 31, 2004

(b)  Reports on Form 8-K

     None.

(c)  Exhibit 14.1 - Code of Ethics
     Exhibits 31.1 and 32.1 - Certification


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

The company's accountant is hired on a contract basis to prepare the monthly, quarterly and year-end statements. The accountant is paid an hourly fee of $150.00 Canadian or approximately $111.00 US at the conversion rate on June 27, 2004.

The auditor's fee for fiscal 2004 is $2,858 and the total audit invoices expenses in fiscal 2003 is $2,641.


SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRANSON JEWELRY (USA), INC.
---------------------------
(Registrant)


By /s/ Donald Kevan Attwood, President, CEO, CFO
  ----------------------------------------------
  (Signature and Title)*

Date June 28, 2004
     -------------




--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 21