Form 10KSB/A
period 2004-03-31
BRANSON JEWELRY USA INC
filed 2004-07-01
CIK 1174733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A


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


     During the year ended March 31, 2003, the Company paid 12,000 in cash and issued 7,500,000 common shares having a fair value of $150,000, to officers and directors for administrative services and director's fees.

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


Date July 1, 2004
     -------------





--------------------------------------------------------------------------------
Form 10KSB - For the period ending March 31, 2004                      Page 21