Form 10QSB
period 2004-06-30
BRANSON JEWELRY USA INC
filed 2004-07-30
CIK 1174733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2004
                                    --------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                 to
                                    ---------------    ----------------

                        Commission file number: 005-79666

                           Branson Jewelry (USA), Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               91-2127391
            ------                                               ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporationor organization)                               Identification No.)

                    Suite 359, 01-1865 Dilworth Dr., Kelowna,
                         British Columbia Canada V1Y 9T1
                         -------------------------------
                    (Address of principal executive offices)

                             Telephone 250-801-3140
                             ----------------------
                           (Issuer's telephone number)

                                      None
                                      ----
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     [_] Yes     [_] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest  practicable  date:   Transitional  Small  Business
Disclosure Format (Check one):     [_] Yes     [_] No

     As at June 28, 2004, the Registrant had 11,387,500 shares of Common Stock issued and outstanding.

SEC 2334 (1-04)) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control

                           BRANSON JEWELRY (USA), INC.
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS
                                -----------------




PART I-- FINANCIAL INFORMATION................................................2

   ITEM 1. FINANCIAL STATEMENTS...............................................2
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........10
   ITEM 3. CONTROLS AND PROCEDURES...........................................11

PART II-- OTHER INFORMATION..................................................12

   ITEM 1. LEGAL PROCEEDINGS.................................................12
   ITEM 2. CHANGES IN SECURITIES.............................................12
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................12
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12
   ITEM 5. OTHER INFORMATION.................................................12
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................13
   EXHIBIT 31.1 - CERTIFICATIONS.............................................14
   EXHIBIT 32.1 - CERTIFICATIONS.............................................15





































--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page i

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION
-------------------------------


ITEM 1. FINANCIAL STATEMENTS.
-----------------------------





                           BRANSON JEWELRY (USA) INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2004






































--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 2

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                                 BALANCE SHEETS
                                 --------------

                                                                 June 30,           March 31,
                                                                     2004                2004
---------------------------------------------------------------------------------------------
ASSETS
  Current
    Cash                                                 $         4,538     $        11,618
                                                         ------------------------------------
                                                                   4,538              11,618
Capital Assets (Note 3)                                            2,475               3,300
Intangible Asset (Note 4)                                            100                 100
                                                         ------------------------------------

                                                         $         7,113     $        15,018
=============================================================================================

LIABILITIES
  Current
Accounts payable                                         $        20,589     $        18,468
                                                         ------------------------------------
                                                                  20,589              18,468
                                                         ------------------------------------

SHARE CAPITAL AND DEFICIT

Share Capital
Authorized
25,000,000 common shares, par value $0.001 per share

Issued and outstanding
11,387,500 common shares                                          11,387              11,387

Additional paid-in capital                                       256,544             256,544

Deficit Accumulated During The Development Stage                (281,407)           (271,381)
                                                         ------------------------------------
                                                                 (13,476)             (3,450)
                                                         ------------------------------------

                                                         $         7,113     $        15,018
=============================================================================================


















    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 3

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                      STATEMENTS OF OPERATIONS AND DEFICIT
                                  JUNE 30, 2004
                                   (Unaudited)

                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                    JANUARY 16
                                                                  THREE MONTHS ENDED                 2001 TO
                                                                       JUNE 30                       JUNE 30
                                                               2004                2003                2004
-----------------------------------------------------------------------------------------------------------------

Miscellaneous income                                     $             -     $            53     $            53
Interest Income                                          $             -     $             -     $           340
                                                         --------------------------------------------------------
                                                                                          53                 393
                                                         --------------------------------------------------------

Expenses
Administrative services                                            3,000               3,000              46,000
Depreciation                                                         825                 825               7,425
Website maintenance                                                  781                 431              13,193
Interest and bank charges                                            141               1,511              17,007
Director fees                                                          -                   -             150,000
Transfer fees                                                          -                  45               3,939
Professional fees                                                  4,489               1,972              30,208
Office and sundry                                                    941               1,142              12,880
Foreign currency translation                                        (151)                921               1,148
                                                         --------------------------------------------------------
                                                                  10,026               9,847             281,800
                                                         --------------------------------------------------------

Net Loss For The Period                                          (10,026)             (9,794)           (281,407)

Deficit, Beginning Of Period                                    (271,381)           (246,481)                  -
                                                         --------------------------------------------------------

Deficit, End Of Period                                   $      (281,407)    $      (256,275)    $       (281,407)
=================================================================================================================


Net Loss Per Share, Basic and diluted                    $         (0.01)    $         (0.01)
=============================================================================================


Weighted Average Number Of Common Shares Outstanding
                                                              11,387,500          19,739,148
=============================================================================================













    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 4

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                            STATEMENTS OF CASH FLOWS
                                  JUNE 30, 2004
                                   (Unaudited)

                                                                                                   PERIOD FROM
                                                                                                    INCEPTION
                                                                                                    JANUARY 16
                                                                  THREE MONTHS ENDED                 2001 TO
                                                                       JUNE 30                       JUNE 30
                                                               2004                2003                2004
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss for the period                                  $       (10,026)    $        (9,794)    $      (281,407)

Adjustments  To Reconcile Net Loss To Net Cash
 Used By Operating Activities
Depreciation                                                         825                 825               7,425
Stock issued for other than cash                                       -                   -             160,000
Accounts payable                                                   2,121               8,415              20,589
Accrued interest receivable                                            -                 340                   -
                                                         --------------------------------------------------------
                                                                  (7,080)               (214)            (93,393)
                                                         --------------------------------------------------------

Cash Flows From Financing Activities
Increase in paid-in capital upon loan conversion                       -                   -              80,181
Issue of common shares for cash                                        -                   -              27,750
                                                         --------------------------------------------------------
                                                                       -                   -             107,931
                                                         --------------------------------------------------------

Cash Flows From Investing Activities
Purchase of computer equipment                                         -                   -              (9,900)
Purchase of intangible asset                                           -                   -                (100)
                                                         --------------------------------------------------------
                                                                       -                   -             (10,000)
                                                         --------------------------------------------------------

Increase (Decrease) In Cash                                       (7,080)               (214)              4,538

Cash, Beginning Of Period                                         11,618                 393                   -
                                                         --------------------------------------------------------

Cash, End Of Period                                      $         4,538     $           179     $         4,538
=================================================================================================================














    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 5

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2004
                                   (Unaudited)

                                                NUMBER                      ADDITIONAL        SHARE
                                                  OF                         PAID-IN      SUBSCRIPTIONS       NOTE
                                                SHARES         AMOUNT        CAPITAL       RECEIVABLE      RECEIVABLE
                                             -------------------------------------------------------------------------

Net loss for the period                                -    $         -    $         -    $          -    $         -
                                             -------------------------------------------------------------------------

Balance, March 31, 2001                                -              -              -               -              -
Shares issued for services (July 17, 2001)     5,000,000          5,000              -               -              -
Repurchase of issued shares (December 15,
 2001)                                        (5,000,000)        (5,000)             -               -              -
Shares issued for inducement fee
 (December 15, 2001)                          10,000,000         10,000              -               -              -
Shares issued for cash (March 28, 2002)        1,387,500          1,387         26,363         (11,750)             -
Net loss for the year                                  -              -              -               -              -
                                             -------------------------------------------------------------------------

Balance, March 31, 2002                       11,387,500         11,387         26,363         (11,750)             -
Share subscriptions received                           -              -              -          11,750              -
Shares issued for director's fee (March
 3, 2003)                                      7,500,000          7,500        142,500               -              -
Shares issued for note receivable (March
 11, 2003)                                     2,500,000          2,500         47,500               -        (50,000)
Net loss for the year                                  -              -              -               -              -
                                             -------------------------------------------------------------------------

Balance, March 31, 2003                       21,387,500         21,387        216,363               -        (50,000)
Cancellation of shares issued for
 director's fee (June 15, 2003)               (7,500,000)        (7,500)         7,500               -              -

Cancellation of shares issued for
 note receivable (June 15, 2003)              (2,500,000)        (2,500)       (47,500)              -         50,000

Conversion of loan payable and accrued
 interest thereon into additional
 paid-in capital                                                                80,181

Net loss for the period                                -              -              -               -              -
                                             -------------------------------------------------------------------------

Balance, March 31, 2004                       11,387,500    $    11,387    $   256,544    $          -    $         -
Net loss for the period                                -              -              -               -              -
                                             -------------------------------------------------------------------------

Balance, June 30, 2004                        11,387,500    $    11,387    $   256,544    $          -    $         -
                                             =========================================================================







                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2004
                                   (Unaudited)
                                   (continued)


                                               DEFICIT         TOTAL
                                             ---------------------------

Net loss for the period                      $     (1,000)  $    (1,000)
                                             ---------------------------

Balance, March 31, 2001                            (1,000)       (1,000)
Shares issued for services (July 17, 2001)              -         5,000
Repurchase of issued shares (December 15,
 2001)                                                  -        (5,000)
Shares issued for inducement fee
 (December 15, 2001)                                    -        10,000
Shares issued for cash (March 28, 2002)                 -        16,000
Net loss for the year                             (55,412)      (55,412)
                                             ---------------------------

Balance, March 31, 2002                           (56,412)      (30,412)
Share subscriptions received                            -        11,750
Shares issued for director's fee (March
 3, 2003)                                               -       150,000
Shares issued for note receivable (March
 11, 2003)                                              -             -
Net loss for the year                            (190,069)     (190,069)
                                             ---------------------------

Balance, March 31, 2003                          (246,481)      (58,731)
Cancellation of shares issued for
 director's fee (June 15, 2003)                         -             -

Cancellation of shares issued for
 note receivable (June 15, 2003)                        -             -

Conversion of loan payable and accrued
 interest thereon into additional
 paid-in capital

Net loss for the period                           (24,900)      (24,900)
                                             ---------------------------

Balance, March 31, 2004                      $   (271,381)  $    (3,450)
Net loss for the period                           (10,026)      (10,026)
                                             ---------------------------

Balance, June 30, 2004                       $   (281,407)  $   (13,476)
                                             ===========================



    The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 6

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


1.   NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated in the state of Nevada, U.S.A., on January 17, 2001.

     b)   Development Stage Activities

          The Company intends to sell jewelry over the internet. Our website is being updated and we are negotiating with a third party to increase the traffic visiting our website. As at June 30, 2004, we have not commenced operations.

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

     (a)  Development Stage Company

          The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     (b)  Use of Estimates

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

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 7

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (c)  Capital Assets

          Capital assets comprise computer equipment which is recorded at cost, and is being depreciated over the estimated useful life of three years.

     d)   Intangible Asset

          Intangible asset, which consists of the right to use the domain name "www.denmans.com", is recorded at cost and, once operations commence, will be amortized over the estimated useful life of three years.

     e)   Income Taxes

          The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

     h)   Net Loss Per Share

          The loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As at June 30, 2004, the Company has no potentially issuable capital stock.

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

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 8

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


3.   CAPITAL ASSETS

                                                ACCUMULATED      NET BOOK
                                   COST         DEPRECIATION     VALUE
                                   ------------------------------------------

     Computer equipment            $  9,900     $   7,425        $   2,475
                                   ==========================================


4.   INTANGIBLE ASSET

     By an agreement dated May 1, 2001, the Company acquired the right to the domain name "www.denmans.com" for $100.


5.   LOAN PAYABLE

     On April 1, 2001, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a company controlled by a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. Effective March 31, 2004 the Company and the lender agreed to convert the outstanding balance of the loan payable in the amount of $73,000 and the accrued interest thereon in the amount of $7,181 to additional paid-in capital in the Company. Funds up to $100,000 may be drawn as required. The loan facility is available for an unspecified term.

     As at June 30, 2004, the Company is in compliance with all terms and covenants of the agreement.


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


7.   RELATED PARTY TRANSACTIONS

     During the quarter ended June 30, 2004, the Company paid $3,000 to an officer and director for administrative services.

--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 9

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
------------------------------------------------------------------

RESULTS OF OPERATIONS - FOR THE QUARTERS ENDED JUNE 30, 2004 AND JUNE 30, 2003
------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS
---------------------

The Company is in its development phase and has not yet begun to sell products or services. As such, the Company's sales were $nil during the quarter ended June 30, 2004 compared to $nil for the same period last year.

Revenue and Gross Profits
-------------------------

The Company did not earn revenues for the quarter ended June 30, 2004 and as such did not generate gross profits. This compares to revenues and gross profits of $nil and $nil for the comparative period to June 30, 2003.

We have little operating history. Since incorporation, we have expended resources only on infrastructure, acquiring a functioning website, reworking and updating the website to conform to our intentions, hiring of personnel and startup costs. As a result, losses were incurred since incorporation and we expect to experience operating losses and negative cash flow for the near future. We anticipate losses will continue to increase from current levels because we expect to incur additional costs and expenses related to: brand development, marketing and other promotional activities; the addition of customer service personnel; the continued development of www.bransonsjewelry.com
                                                         -----------------------
and the expansion of service offerings and website content.

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




--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 10

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



Under current credit card practices, merchants are liable for fraudulent credit card transactions where, as is the case with the transactions processed by us, the merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions may result in increased operating costs, as well as claims, litigation and other potential liability.

Operating Expenses
------------------

Operating expenses were $10,026 for the quarter ended June 30, 2004 compared with $9,847 for the comparative period ending June 30, 2003. In the quarter ended June 30, 2004, the Company incurred $nil for Director Fees. This compares with $nil for the year ended March 31, 2003. The major expense categories were Professional Fees of $4,489 and Administrative services of $3,000, compared with $1,972 and $3,000 for the previous year.

Other Income (Expense) and Income Taxes
---------------------------------------

Due to incurring a net loss for each year since the start of its business, the Company has not incurred any income tax liability to date. The Company has net operating losses carried forward, the benefit of which has not been reflected in the financial statements.

Net Loss
--------

The Company has not earned revenues to date and incurred a net loss in quarter ended June 30, 2004 of $10,026 compared with $9,794 for the comparative period to June 30, 2003.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, the Company had a cash balance of $4,538 compared to a cash balance of $179 at June 30, 2003. The working capital deficit at June 30, 2004 increased from $6,850 on June 30, 2003 to $16,051.

At June 30, 2004, the Company had a working capital deficiency of $16,051. There can be no assurance that the Company will be successful in finding a sufficient amount of investment capital or in internally generating a sufficient amount of funds to meet its short and long-term requirements. To the extent that the Company is unable to maintain or generate the required amount of capital, its ability to meet obligations and to continue as a going concern is uncertain.

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

Corporate Developments during the Quarter
-----------------------------------------

None


ITEM 3. CONTROLS AND PROCEDURES.
--------------------------------

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 11

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



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


PART II -- OTHER INFORMATION
----------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

The company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION.
--------------------------

None


--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 12

                           BRANSON JEWELRY (USA), INC.
                          (A Development Stage Company)
--------------------------------------------------------------------------------



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  Exhibits

          31.1 Certification of Chief Executive and Chief Financial Officer;
          32.1 Certification of Chief Executive and Chief Financial Officer.

     (b)  Reports on Form 8-K

          None.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Branson Jewelry (USA), Inc.
                                        ---------------------------
                                        (Registrant)



Date: July 30, 2004                     /s/ Kevan Attwood,  President, CEO & CFO
      ---------------------             ----------------------------------------
                                           (Signature)*


*Print the name and title of each signing officer under his signature.





























--------------------------------------------------------------------------------
Form 10QSB for the period ending June 30, 2004                         Page 13